Form 10-Q
period 2004-09-30
Global Cash Access, Inc.
filed 2004-11-15
CIK 1296347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file no

GLOBAL CASH ACCESS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	94-3309549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

3525 E. POST ROAD SUITE 120 LAS VEGAS, NEVADA	89120
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(800) 833-7110

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of November 15, 2004, there were 1,000 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES

(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value and shares)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$31,872	$23,423
Settlement receivables	9,570	15,937
Receivables, other	3,331	6,510
Prepaid and other assets	14,248	954
Property, equipment and leasehold improvements, net	10,712	15,129
Goodwill, net	156,697	156,685
Other intangibles, net	17,640	20,619
Deferred income taxes, net	203,992	—

Total assets	$448,062	$239,257

LIABILITIES AND STOCKHOLDER’S DEFICIT AND MEMBER’S CAPITAL

LIABILITIES:
Settlement liabilities	$9,511	$17,624
Accounts payable	18,076	18,016
Accrued expenses	8,759	4,370
Borrowings	488,500	—

Total liabilities	524,846	40,010

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	142	—

STOCKHOLDER’S DEFICIT AND MEMBER’S CAPITAL
Common stock, $0.001 par value, 1,000 shares authorized and outstanding at September 30, 2004	—	—
Accumulated deficit	(78,708)	—
Accumulated other comprehensive income	1,782	1,741
Members’ capital	—	197,506

Total stockholder’s deficit and member’s capital	(76,926)	199,247

Total liabilities and stockholder’s deficit and member’s capital	$448,062	$239,257

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES

(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
REVENUES:
Cash advance	$55,798	$47,797	$156,605	$140,173
ATM	41,218	35,612	118,600	98,272
Check cashing	6,478	6,351	17,997	20,562
Central Credit and other revenues	2,962	2,762	8,890	8,256

Total revenues	106,456	92,522	302,092	267,263

COST OF REVENUES:
Commissions	47,539	41,375	135,972	115,695
Interchange and processing	21,152	17,500	58,373	51,646
Check cashing warranties	3,042	2,715	8,171	7,617
Central Credit and other costs of revenues	105	125	260	338

Total cost of revenues	71,838	61,715	202,776	175,296

GROSS PROFIT	34,618	30,807	99,316	91,967
Operating expenses	(9,565)	(9,317)	(34,437)	(35,082)
Amortization	(1,427)	(1,672)	(4,276)	(4,951)
Depreciation	(1,981)	(1,894)	(5,945)	(5,614)
Other operating expenses	—	(114)	—	(679)

OPERATING INCOME	21,645	17,810	54,658	45,641

OTHER INCOME (EXPENSE)
Interest income	384	319	973	1,039
Interest expense	(9,608)	(1,775)	(22,849)	(4,936)

Total other expense	(9,224)	(1,456)	(21,876)	(3,897)

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT AND MINORITY OWNERSHIP LOSS	12,421	16,354	32,782	41,744
INCOME TAX (PROVISION) BENEFIT	(5,763)	(122)	202,319	(355)

INCOME BEFORE MINORITY OWNERSHIP LOSS	6,658	16,232	235,101	41,389
MINORITY OWNERSHIP LOSS	36	—	158	400

NET INCOME	$6,694	$16,232	$235,259	$41,789

Foreign currency translation	381	44	57	1,406

COMPREHENSIVE INCOME	$7,075	$16,276	$235,316	$43,195

				(Continued )

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES

(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES
INCOME BEFORE INCOME TAX (PROVISION) BENEFIT AND MINORITY OWNERSHIP LOSS - HISTORICAL	12,421	16,354	32,782	41,744
INCOME TAX PROVISION - HISTORICAL, EXCLUSIVE OF TAX BENEFIT, NET	(4,471)	(122)	(7,014)	(355)
PRO FORMA INCOME TAX PROVISION	—	(5,785)	(4,788)	(14,723)
MINORITY OWNERSHIP LOSS - HISTORICAL	36	—	158	400

PRO FORMA NET INCOME	$7,986	$10,447	$21,138	$27,066

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES

(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$235,259	$41,789
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	1,124	—
Amortization of intangibles	4,276	4,951
Depreciation	5,945	5,614
Loss on sale or disposal of assets	179	458
Deferred income taxes	(203,982)	—
Minority ownership loss	(158)	(400)
Changes in operating assets and liabilities:
Settlement receivables	6,342	8,882
Receivables, other	154	(985)
Prepaid and other assets	(653)	(587)
Settlement liabilities	(8,095)	(47,830)
Accounts payable	56	2,499
Accrued expenses	5,296	(829)

Net cash provided by operating activities	45,743	13,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(1,716)	(5,336)
Purchase of other intangibles	(1,286)	(892)

Net cash used in investing activities	(3,002)	(6,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	484,087	—
Repayments under credit facility	(6,500)	—
Debt issuance costs	(2,851)	—
Minority capital contributions	300	400
Redemption of membership interests and distributions to partners	(509,287)	(46,040)

Net cash used in financing activities	(34,251)	(45,640)

		(Continued )

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES

(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(41)	$1,870

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,449	(36,436)
CASH AND CASH EQUIVALENTS—Beginning of period	23,423	57,584

CASH AND CASH EQUIVALENTS—End of period	$31,872	$21,148

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$20,766	$4,918

Cash paid for income taxes, net of refunds	$8	$424

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Contribution related to forgiveness of related party payable	$964

Distribution related to forgiveness of related party receivable	$3,166

Debt issuance costs treated as a reduction of credit facility proceeds	$10,913

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES

(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BUSINESS AND BASIS OF PRESENTATION

Global Cash Access, Inc. (the ”Company” or ”GCA”) is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries: CashCall Systems, Inc. (“CashCall”) or QuikPlay, LLC (“QuikPlay”).

The Company also owns and operates one of the leading credit reporting agencies in the gaming industry, Central Credit, LLC (“Central”), and provides credit-information services to gaming establishments and credit-reporting history on gaming patrons to the various gaming establishments. Central operates in both international and domestic gaming markets.

The accompanying unaudited condensed consolidated financial statements include the accounts of GCA and its consolidated subsidiaries: CashCall, Central, and QuikPlay.

CashCall is a Canadian corporation directly owned by GCA that provides consumer cash access to gaming establishments in Canada through credit/debit card cash advance transactions. On August 30, 2001, GCA established a United Kingdom branch to provide credit/debit card cash advance and ATM withdrawal transactions to gaming patrons in the United Kingdom. The branch did not initiate these transactions until early 2002 when the regulatory approval to perform these types of transactions in gaming establishments was granted by Parliament.

QuikPlay is a joint venture formed on December 6, 2000, owned 60% by GCA and 40% by International Game Technology (“IGT”). IGT is one of the largest manufacturers of gaming equipment in the United States. QuikPlay was formed to develop cash advance capabilities to gaming patrons at or near the point of play. This product was in the initial development stages until August 28, 2003, at which time it received a Phase II approval letter issued by Gaming Laboratories International, Inc. providing regulatory approval to commence operations on a pilot tribal gaming location. Additional regulatory approval must still be obtained for all future tribal locations and non-tribal locations, but management has determined that the QuikPlay product is no longer in the development stage. As GCA is the managing member of this entity, it has been fully consolidated in the Company’s unaudited condensed consolidated financial statements in all periods presented.

GCA provides additional services in conjunction with companies wholly owned by First Data Corporation (“First Data”), including TRS Recovery Services, Inc., and TeleCheck Services, Inc., (collectively “TeleCheck”), and Western Union Financial Services, Inc. (“Western Union”). Prior to March 10, 2004, First Data owned 67% of the Company (see further discussion at Restructuring of Ownership below and in Note 6). GCA is a money transfer agent for Western Union, a wholly owned subsidiary of First Data. Western Union contracts directly with the casinos and provides GCA commissions on the transactions processed by the casino. These commissions are included as part of other revenues in the accompanying unaudited condensed consolidated statements of income.

GCA markets check authorization services to gaming establishments pursuant to the Third Amendment to the TeleCheck Marketing Agreement dated March 10, 2004. GCA, through TeleCheck, provides gaming establishments who are merchant subscribers check authorization services that include check verification and returned item collection. GCA provides marketing and customer service to the gaming establishment on behalf of TeleCheck. Because GCA controls the primary customer relationship and GCA can choose to offer check warranty products other than those of TeleCheck (including our own), GCA views TeleCheck as our agent with respect to these services.

Under the TeleCheck Marketing Agreement, as amended, GCA receives the monthly fee charged to gaming establishments, net of actual warranty losses and operating expenses reported by TeleCheck. GCA records the gross monthly fee charged to the gaming establishments in check cashing revenue. The actual warranty losses billed by TeleCheck are recorded as part of check cashing warranties expense. At month end, GCA estimates a liability for unpresented warranty claims and adjusts the month end accrual and warranty expense as necessary. The operating expenses invoiced by TeleCheck are recorded as part of operating expenses.

Restructuring of Ownership— On December 10, 2003, the principal owners of GCA, First Data Financial Services, LLC and FDFS Holdings, LLC (both of which are subsidiaries of First Data) and M&C International (“M&C”), entered into a restructuring agreement with the principals of M&C. This restructuring agreement and the subsequent amendments provided for the recapitalization of GCA’s membership so that all of the membership units in the Company were contributed to a holding company, GCA Holdings, L.L.C. (“Holdings”). GCA is a wholly owned subsidiary of Holdings.

Pursuant to the Restructuring of Ownership, all of the membership units in Holdings owned by FDFS Holdings, LLC were redeemed for an aggregate amount of $435.6 million. Additionally, certain of M&C’s membership units in Holdings were redeemed for $38.0 million.

Immediately prior to the redemption of First Data’s and M&C’s membership units in Holdings, M&C sold to Bank of America Corporation a portion of M&C’s membership units in Holdings for an aggregate purchase price of $20.2 million. Additionally as part of the Restructuring of Ownership, a $12.1 million distribution was made to M&C that was paid directly to Bank of America for settlement of a loan between Bank of America and M&C.

Upon the consummation of the restructuring transaction, which was completed on March 10, 2004, Holdings was approximately 95% owned by M&C and approximately 5% owned by a wholly owned subsidiary of Bank of America Corporation.

Securities Purchase and Exchange Agreement— On April 21, 2004, Holdings entered into a Securities Purchase and Exchange Agreement whereby Holdings, the Company and each of the Company’s wholly owned subsidiaries agreed, among other things, to convert from limited liability companies to corporations organized under the laws of Delaware (the “Conversion”), and to exchange membership units in Holdings for various classes of common and preferred stock. On June 7, 2004, the Company changed its tax status from a limited liability company to a taxable corporation organized under the laws of Delaware. In accordance with generally accepted accounting principles, upon conversion to a taxable entity the Company recorded an income tax benefit to establish a net deferred tax asset attributed to differences between the financial reporting and the income tax basis of assets and liabilities. The unaudited condensed consolidated statements of income have been expanded to reflect the unaudited pro forma impact had the Company been a taxable entity for all periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation— On June 7, 2004, the Company was incorporated under the laws of Delaware and became known as Global Cash Access, Inc. Prior to June 7, 2004, the Company operated as a limited liability company and was known as Global Cash Access, L.L.C. As part of the Restructuring of Ownership on March 10, 2004, an affiliated company, CashCall, was contributed to the Company by the owners. The unaudited condensed consolidated financial statements presented for the three and nine months ended September 30, 2004 and 2003 and as of December 31, 2003 include the accounts of Global Cash Access, Inc. (and its predecessor Global Cash Access, L.L.C.), and its subsidiaries. The financial statements also include CashCall as a combined entity for the period prior to its contribution on March 10, 2004.

All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation—The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Registration Statement on Form S-4 filed on September 10, 2004.

ATM Funding Agreements—The Company obtains all of the cash required to operate their ATMs through various ATM Funding Agreements described in Note 3. Under the terms of these agreements, neither the cash utilized within the ATMs nor the receivables generated for the amount of cash dispensed through transactions on the ATMs are owned or controlled by GCA. Therefore, these amounts have been excluded from the unaudited condensed consolidated balance sheets.

Settlement Receivables and Settlement Liabilities—In the credit/debit card cash advance transactions provided by GCA and CashCall, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through a check issued by either Integrated Payment Systems, Inc. or IPS Canada Inc. (“IPS”). GCA is an agent of IPS, a licensed issuer of payment instruments that is wholly owned by First Data. Pursuant to these agency relationships, GCA indemnifies IPS for any losses incurred in conjunction with credit/debit card cash advance transactions, and thus, assumes all of the risks and rewards. GCA receives reimbursement from the patron’s credit/debit card issuer for the transaction in an amount equal to the check issued to the casino plus the cash advance fee charged to the patron. This reimbursement is included within the settlement receivables on the unaudited condensed consolidated balance sheets. GCA then funds IPS for the amount of their check issued to the casino. The amount of unpaid checks is included with settlement liabilities on the unaudited condensed consolidated balance sheets.

Income Taxes— As a result of the change in tax status resulting from the change in the Company’s organization as a limited liability company to a corporation, the Company is no longer a pass through entity for U.S. income tax purposes. Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes, net.

Internally Developed Software— The Company accounts for the costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development phase and any upgrades and enhancements that modify the existing software and result in additional functionality are capitalized and amortized over their useful lives, generally not to exceed three years. These costs consist of outside professional fees related to the development of our systems. As of September 30, 2004 and December 31, 2003, costs capitalized for internally developed software were $11.5 million and $11.2 million, respectively.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates incorporated in the unaudited condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, estimated cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments. Actual results could differ from these estimates.

Recently Issued Accounting Standards—In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46 (and subsequently revised their interpretation through February 2004), Consolidation of Variable Interest Entities (“VIEs”). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, and establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which a company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after December 31, 2003. The consolidation requirements apply to older entities in the first period ending after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

Reclassifications—Certain reclassifications have been made in the prior period unaudited condensed consolidated financial statements to conform to the presentation used at and for the period ended September 30, 2004. These reclassifications had no effect on the Company’s consolidated net income.

3.	ATM FUNDING AGREEMENTS

Wells Fargo Vault Cash Custody Agreement— On November 17, 2003, the Company entered into a Vault Cash Custody Agreement (the “Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) to provide the currency needed for normal operating requirements for all the Company’s ATMs. This agreement provides up to $300 million in the Company’s ATMs, and replaced the existing Bailment Agreement between the Company and First Data. As part of this agreement, the Company agreed that Wells Fargo shall have absolute control over all of the cash and the settlement receivables resulting from ATM transactions at all times. Under the agreement with Wells Fargo, GCA was to pay a monthly funding fee to Wells Fargo equal to average daily dollars outstanding in all ATMs multiplied by the average Federal Funds rate published by the Federal Reserve Bank of San Francisco for the month plus a margin of 30 basis points multiplied by the number of days in the calendar month.

On March 4, 2004, the Company amended the Agreement with Wells Fargo to provide the currency needed for normal operating requirements for all the Company’s ATMs. Under terms of this amendment, Wells Fargo agreed to not exercise their right to terminate the Agreement for a period of 120 days and the interest rate utilized in the monthly funding fee computation was changed from average Federal Funds rate for the month plus a margin of 30 basis points to LIBOR plus 300 basis points. Until the services were terminated, the Company was also required to maintain a $5.0 million letter of credit as security for the performance of GCA’s obligations under the Agreement. Services under terms of this agreement and the letter of credit securing GCA’s obligations were terminated in June 2004.

Bank of America Amended Treasury Services Agreement— On March 8, 2004, the Company entered into an Amendment of the Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. The cash usage interest rate in effect at September 30, 2004 was 2.03%. The transition of the ATM funding from Wells Fargo to Bank of America was completed June 8, 2004.

Site Funded ATMs— The Company operates ATMs at certain customer locations where the customer provides the cash required for ATM operational needs. The Company is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. As of September 30, 2004 and December 31, 2004, the Company operated 82 and 69 ATMs, respectively, that were site funded.

4.	COMMITMENTS AND CONTINGENCIES

Litigation Claims and Assessments—

Canadian Goods and Services Tax (“GST”)— In April 2004, CashCall was notified through one of its customers that the Canadian Revenue Agency (“CRA”) Appeals Division had taken the position against the customer in January 2004 related to a tax position that the Company was not liable for GST on commissions paid to the customer. Under the Canadian Excise Tax Act (“ETA”), a supply of goods or services is taxable unless it is identified as exempt specifically in the ETA. Included within this listing of exempt transactions are “financial services” transactions.

The preliminary position taken by the CRA is that the advancement of funds by the gaming establishment to gaming patrons in consideration for receipt of a negotiable instrument issued by CashCall is not an exempt financial services transaction. The CRA has requested that our customer remit to them on our behalf approximately $0.6 million in GST owed related to the period under audit. Our customer has made the payments to the CRA, and requested reimbursement of these amounts from the Company. In addition to the $0.6 million identified under the CRA audit, the Company may be liable for an additional $1.1 million for GST related to other Canadian customers and time periods not under audit plus possible interest and penalties.

The Company intends to pay the amount owed related to this specific customer, immediately file a refund claim for taxes paid in error with the CRA and provide the CRA with a history of the issue. If this claim is denied, which is expected, the Company intends to defend the rebate claim through the assessment process, the appeals process and then through court, if necessary.

The Company believes the transactions performed in Canada are financial services transactions that are exempt from GST and are therefore not taxable. As the Company intends to pay these obligations and file a refund claim to recover these amounts there is a risk of an adverse outcome from the appeals process. Accordingly, in the three months ended March 31, 2004, the Company recorded $1.6 million in operating expenses related to this potential tax exposure in the accompanying unaudited condensed consolidated income statements.

5.	BORROWINGS

Senior Secured Credit Facility— In connection with the Restructuring of Ownership, the Company entered into a new senior secured credit facility (the “Credit Facility”) arranged by Banc of America Securities LLC in an aggregate principal amount of $280 million, consisting of a five-year revolving credit facility of $20.0 million and a six-year term loan of $260 million. Included within the revolving credit facility are a sub-facility that provides for up to $10.0 million in letters of credit and a sub-facility that provides for up to $5.0 million in swingline borrowings. The Credit Facility resulted in proceeds to the Company of $255.7 million net of issuance costs and offering expenses. Proceeds from the term loan portion of the Credit Facility were utilized to finance in part the Restructuring of Ownership and pay related fees and expenses.

The term loan portion of the Credit Facility amortizes at a rate of $3.25 million per quarter for the first five years with the remaining balance to be repaid in equal quarterly installments in the sixth year. Borrowings under the Credit Facility bear interest at either i) a base rate (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin or ii) LIBOR plus an applicable margin. For the term loan portion of the Credit Facility the applicable margin for LIBOR loans is 2.75% while base rate loans have an applicable margin of 1.75%. Initially, for the revolving portion of the Credit Facility the applicable margin for LIBOR loans was 2.75% while base rate loans had an applicable margin of 1.75%. Beginning July 30, 2004, the applicable margin for the revolving portion of the Credit Facility is adjusted from time-to-time based upon the Company’s leverage ratio, provided that the applicable margins for base rate loans will always be 1% less than the applicable margins for LIBOR loans.

As of September 30, 2004, the Company had $3.4 million in letters of credits issued and outstanding, which reduce amounts available under the revolving portion of the Credit Facility.

Senior Subordinated Notes— On March 10, 2004, the Company completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). The Notes Offering resulted in proceeds to the Company of $228.3 million net of issuance costs and offering expenses. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. Proceeds of the Notes Offering were utilized to finance in part the Restructuring of Ownership and pay related fees and expenses.

All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. Up to 35% of these notes may be redeemed before March 15, 2007, at a price of 108.75% of face, out of the net proceeds from an equity offering. On or after March 15, 2008, the Company may redeem all or a portion of the notes at redemption prices of 104.375% on or after March 15, 2008, 102.188% on or after March 15, 2009 or 100.000% on or after March 15, 2010.

Under terms of the Registration Rights Agreement, the Company was required to have filed an effective Registration Statement with the Securities and Exchange Commission within 180 days of the closing date, or September 6, 2004. As the Registration Statement was not declared effective until September 14, 2004, the Company was required to pay liquidated damages at a rate of 0.50% per annum for each day beyond the required effective date. Accordingly, $23 thousand of liquidated damages have been included in interest expense in the accompanying unaudited condensed consolidated statements of income in both the three and nine month periods ended September 30, 2004.

6.	RELATED PARTY TRANSACTIONS

Prior to March 10, 2004, First Data held a 67% ownership interest in the Company (see Restructuring of Ownership section in Note 1). In the normal course of business, First Data and its subsidiaries have provided services to the Company to facilitate the provision of services for the Company’s customers. The Company was charged a fee by FDFS for all material services provided on its behalf based on the estimated fair value of the services provided. As part of the Restructuring of Ownership, the Company and First Data have agreed to transition certain corporate support functions to the Company. These services include tax, accounting, and licensing departments, corporate insurance coverage, and credit card rewards processing. These functions and responsibilities were transitioned over to the Company in April 2004.

As part of the Restructuring of Ownership, the Company and First Data have agreed for First Data to continue to provide the following services for a period of one year after closing. In connection with the credit/debit card cash advance transactions and the ACH check cashing transactions, the Company incurs a settlement liability to IPS for checks written to gaming properties on cash accounts of IPS. GCA generally funds IPS for the checks on the third business day after the check is issued. The Company pays a check clearing and imaging fee to IPS. IPS pays the Company interest on the outstanding checks from the time they are funded until the check has cleared the IPS bank account. The balance of outstanding checks includes short-term balances as well as checks pending escheatment. Interest is calculated daily on the total outstanding balance and the short-term cash deposits at the lesser of 7% or prime rate per annum.

In connection with the ATM business, FDFS Holdings, LLC provided ATM funding for which it charged the Company interest. Interest was calculated daily on the total outstanding balance at the lesser of 7% or prime rate per annum. This arrangement was terminated on December 16, 2003.

GCA markets TeleCheck check authorization and warranty services and is an agent of Western Union in gaming establishments. Under the TeleCheck Marketing Agreement and subsequent amendments, the Company is to receive the monthly fee revenue received from all gaming establishments, less the net warranty expense for the month and an amount equal to the operating expenses. These amounts are included within check cashing revenues, check cashing warranties, and operating expenses respectively. As an agent under the Western Union agreement, the Company receives a monthly commission based on the total number of merchant outlets and the volume of transactions processed.

The Company made payments for software development costs to Infonox on the Web, a company owned by M&C during each of the periods presented.

A portion of the software development costs are capitalized and reflected in intangible assets in the unaudited condensed consolidated balance sheets and the remainder are classified in operating or other expenses in the unaudited condensed consolidated statements of income.

GCA made processing payments based on authorized transactions to USA Payments, a company owned by M&C. The processing payments have been reflected in interchange and processing and other expenses in the unaudited condensed consolidated statements of income. Additionally, USA Payments provides pass through invoices related mainly to gateway fees and other processing charges incurred on behalf of the Company from unrelated third parties and subleases a portion of GCA’s corporate facility from GCA.

As part of the Restructuring of Ownership, Bank of America Corporation became a minority owner of Holdings, the parent company of GCA. The Company uses Bank of America, N.A. for general corporate banking purposes and is charged monthly servicing fees for these services, which are included in operating expenses. In connection with the ATM Funding agreement, GCA obtains cash for our ATMs from Bank of America, N.A. The fees paid to Bank of America for the preparation of the cash is included within operating expenses, while the cash usage fee is included as part of interest expense.

The following table represents the transactions with related parties for the three and nine months ended September 30, (amounts in thousands):

Name of Related Party	Description of Transaction	Three months ended September 30,		Nine months ended September 30,
		2004	2003	2004	2003
First Data and Subsidiaries:
IPS	Invoices paid by IPS passed through as capitalized items to GCA with subsequent operating expense and depreciation expense treatment including capitalized check stock and casino equipment, respectively	$68	$62	$176	$157
IPS	Invoices paid by IPS passed through and expensed in operating expenses by GCA including legal fees, bank fees, telecom, taxes, licenses, foreign employee reimbursement and other operating expenses	25	212	167	390
IPS	Check clearing & imaging charges operated by IPS included in operating expenses	153	136	438	398
First Data	Other support services including tax, accounting and licensing departments, corporate insurance coverage and credit card rewards processing included in operating expenses	—	52	35	156
IPS	Interest income earned by GCA on outstanding checks and short-term cash deposits	(362)	(244)	(872)	(790)
FDFS Holdings, LLC	Interest expense recorded by GCA on bailment of ATM cash	—	1,750	—	4,551
TeleCheck	Check guarantee revenue included in check cashing revenue	(5,890)	(6,022)	(17,088)	(19,923)
TeleCheck	Check cashing warranties	3,042	2,715	8,171	7,617
TeleCheck	Operating expenses	690	783	2,212	5,111
Western Union	Money transfer commissions earned, included in Central Credit and other revenues	(110)	(55)	(321)	(256)

		Three months ended September 30,		Nine months ended September 30,
Name of Related Party	Description of Transaction	2004	2003	2004	2003
M&C Subsidiaries:
Infonox on the Web	Software development costs and maintenance expense included in operating expenses, other expenses and other intangibles, net	$350	$640	$1,100	$3,088
USA Payments	Transaction processing charges included in interchange and processing	640	822	1,910	2,241
USA Payments	Pass through billing related to gateway fees, telecom and other items included in interchange and processing expense and operating expenses	342	507	1,267	1,458
USA Payments	Sublease income earned for leasing out corporate office space for backup servers included in operating expenses	(5)	(5)	(14)	(45)
Bank of America and Subsidiaries:
Bank of America, N.A.	Bank fees and cash preparation fees for cash accounts maintained included within operating expenses	442	355	742	1,090
Bank of America, N.A.	Cash usage fee included within interest expense	1,265	25	1,493	296

The following table details the amounts due from (to) these related parties that are recorded as part of receivables, other, accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	2004	2003
First Data and Subsidiaries	$1,353	$2,058
M&C and related companies	—	3,166
Bank of America	3	1

Total included within Receivables, net	$1,356	$5,225

First Data and Subsidiaries	$(142)	$(171)
USA Payment Systems	(289)	(427)
Infonox on the Web	31	(586)
Bank of America	(630)	(357)

Total included within accounts payable and accrued expenses	$(1,030)	$(1,541)

The settlement liabilities caption on the unaudited condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, represents a liability to IPS for unpaid checks.

Banc of America Securities LLC was the Initial Purchaser on the Company’s Notes Offering. In connection with this offering the Company incurred arrangement fees and related expenses of $6.7 million. These amounts were deducted by Banc of America Securities LLC from the net proceeds of the Notes Offering, and are being amortized over the term of the notes. The remaining unamortized balance of the fees has been included within prepaid expenses on the unaudited condensed consolidated balance sheets as of September 30, 2004.

Bank of America, N.A. was the lead arranger for the Credit Facility. In connection with the closing of the Credit Facility the Company incurred arrangement fees and related expenses of $4.0 million. These amounts were deducted by Bank of America from the net proceeds of the Credit Facility, and are being amortized over the term of the Credit Facility. The remaining unamortized balance of the fees has been included within prepaid expenses on the unaudited condensed consolidated balance sheets as of September 30, 2004.

Additionally, the Company pays an administrative agency fee to Bank of America, N.A. for managing the Credit Facility. The $0.2 million charge for the first year was deducted from the proceeds of the Credit Facility. The remaining unamortized balance of the fees has been included within prepaid expenses on the unaudited condensed consolidated balance sheets as of September 30, 2004.

7.	INCOME TAXES

Pursuant to the Securities Purchase and Exchange Agreement, the Company was required to convert from a limited liability company, which was a pass through entity for U.S. income tax purposes, to a corporation. This conversion was completed on June 7, 2004, and resulted in the Company recognizing the net tax assets generated from the step up in tax basis created from the implied value of the Restructuring of Ownership and the Securities Purchase and Exchange Agreement. Accordingly, in the nine months ended September 30, 2004, the Company recorded a net tax benefit of $207.5 million to establish a net deferred tax asset.

The following table presents the domestic and foreign components of pretax income and recorded income tax expense for the three and nine months ended September 30, 2004 (amounts are in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Components of pretax income:
Domestic	$10,956	$15,212	$30,085	$38,216
Foreign	1,465	1,142	2,697	3,528

Consolidated	$12,421	$16,354	$32,782	$41,744

Provision for income taxes:
Domestic	$6,360	$—	$(203,415)	$—
Foreign	(597)	122	1,096	355

Consolidated	$5,763	$122	$(202,319)	$355

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities. The following table outlines the principal components of deferred tax items (amounts in thousands):

September 30, 2004
Deferred tax assets related to:
Accrued expenses	$791
Foreign tax credit	1,687
Net operating losses	1,891
Intangibles	201,928

Total deferred income tax assets	206,297

Deferred tax liabilities related to:
Sales allowances	(714)
Property, equipment and leasehold improvements	(729)
Other	(862)

Total deferred income tax liabilities	(2,305)

Net deferred income taxes	$203,992

8.	PRO FORMA INCOME TAX INFORMATION

The pro forma unaudited income tax adjustments represent the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation. Pro forma expenses are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes for all periods presented.

The following table presents the computation of the pro forma income tax expense for the three and nine month periods ended September 30, 2004 and September 30, 2003 (amounts in thousands):

	September 30,		September 30,
	2004	2003	2004	2003
Income before income taxes, as reported	$12,421	$16,354	$32,782	$41,744
Effective pro forma income tax rate	36.00%	36.12%	36.00%	36.12%

Pro forma income tax expense	$4,471	$5,907	$11,802	$15,078

9.	SEGMENT INFORMATION

Operating segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group consists of the Chief Executive Officer and Chief Financial Officer. The operating segments are reviewed separately because each represents products that can be, and often are, sold separately to our customers.

GCA operates in four distinct business segments: cash advance, ATM, check cashing and credit reporting services. These segments are monitored separately by management for performance against its internal forecast and are consistent with GCA’s internal management reporting.

Other lines of business, none of which exceed the established materiality for segment reporting, include Western Union, direct marketing and QuikPlay, among others.

The Company’s business is predominantly domestic, with no specific regional concentrations.

Major customers – During the nine months ended September 30, 2004, GCA had one customer that generated total revenues of approximately $38.6 million from all segments. During the nine months ended September 30, 2003, one customer generated total revenues of approximately $36.1 million from all segments. The Company’s contract with that customer expired on October 1, 2004. The Company has submitted a proposal to renew that contract, and in the meantime the contract continues on a month-to-month basis with a provision requiring 90 days of notice to terminate. The contract may be renewed on terms less favorable to the Company than the existing contract, and it is possible that it may not be renewed at all.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. The tables below present the results of operations and total assets by operating segment as of, and for the three months and nine months ended September 30, 2004 and 2003 (amounts in thousands):

	Cash Advance	ATM	Check Cashing	Credit Reporting	Other	Total
Three Months Ended September 30, 2004

Revenues	$55,798	$41,218	$6,478	$2,620	$342	$106,456
Depreciation and amortization	(1,187)	(1,997)	(8)	(94)	(122)	(3,408)
Operating income (loss)	11,431	6,263	2,598	1,376	(23)	21,645
Interest income	384	—	—	—	—	384
Interest expense	(4,375)	(4,493)	(508)	(205)	(27)	(9,608)
Income taxes	(3,467)	(1,141)	(752)	(421)	18	(5,763)
Minority ownership loss	—	—	—	—	36	36
Net income	$3,973	$629	$1,338	$750	$4	$6,694

Three Months Ended September 30, 2003

Revenues	$47,797	$35,612	$6,351	$2,562	$200	$92,522
Depreciation and amortization	(1,464)	(1,881)	—	(91)	(130)	(3,566)
Operating income (loss)	9,518	4,766	2,621	1,228	(323)	17,810
Interest income	319	—	—	—	—	319
Interest expense	—	(1,775)	—	—	—	(1,775)
Income taxes	(122)	—	—	—	—	(122)
Minority ownership loss	—	—	—	—	—	—
Net income (loss)	$9,715	$2,991	$2,621	$1,228	$(323)	$16,232

	Cash Advance	ATM	Check Cashing	Credit Reporting	Other	Total
Nine Months Ended September 30, 2004

Revenues	$156,605	$118,600	$17,997	$8,132	$758	$302,092
Depreciation and amortization	(3,653)	(5,910)	(10)	(277)	(371)	(10,221)
Operating income (loss)	28,609	15,264	6,871	3,947	(33)	54,658
Interest income	973	—	—	—	—	973
Interest expense	(9,743)	(11,433)	(1,120)	(491)	(62)	(22,849)
Income tax benefit (expense)	123,426	82,173	(2,070)	(1,244)	34	202,319
Minority ownership loss	—	—	—	—	158	158
Net income	$143,265	$86,004	$3,681	$2,212	$97	$235,259

Nine Months Ended September 30, 2003

Revenues	$140,173	$98,272	$20,562	$7,378	$878	$267,263
Depreciation and amortization	(4,502)	(5,386)	—	(273)	(404)	(10,565)
Operating income (loss)	27,047	11,017	6,924	2,793	(2,140)	45,641
Interest income	1,039	—	—	—	—	1,039
Interest expense	—	(4,847)	—	—	(89)	(4,936)
Income taxes	(355)	—	—	—	—	(355)
Minority ownership loss	—	—	—	—	400	400
Net income (loss)	$27,731	$6,170	$6,924	$2,793	$(1,829)	$41,789

Total Assets	September 30, 2004	December 31, 2003
Cash advance	$284,916	$154,461
ATM	119,589	40,667
Check cashing	2,541	3,273
Credit reporting	40,909	40,764
Other	107	92

Total assets	$448,062	$239,257

10.	GUARANTOR INFORMATION

As part of the Restructuring of Ownership discussed in Note 1 to these unaudited condensed consolidated financial statements, the Company issued $235 million in senior subordinated notes due 2012 (the “Notes”). The Notes are guaranteed by all of the Company’s domestic wholly-owned existing subsidiaries. These guaranties are full, unconditional, joint and several. CashCall, which is a wholly owned subsidiary and QuikPlay, which is a consolidated joint venture do not guaranty these notes. As such, the following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE - BALANCE SHEET INFORMATION

SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries *	Consolidated
ASSETS

Cash and cash equivalents	$27,251	$239	$4,382	$—	$31,872
Settlement receivables	9,261	—	309	—	9,570
Receivables, other	3,191	15,852	9	(15,721)	3,331
Prepaid and other assets	14,229	—	19	—	14,248
Investment in subsidiaries	58,532	—	—	(58,532)	—
Property, equipment and leasehold improvements, net	10,712	—	—	—	10,712
Goodwill, net	116,574	39,470	653	—	156,697
Other intangibles, net	17,522	118	—	—	17,640
Deferred income taxes, net	203,416	—	576	—	203,992

TOTAL	$460,688	$55,679	$5,948	$(74,253)	$448,062

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY

LIABILITIES:
Settlement liabilities	$9,312	$—	$199	$—	$9,511
Accounts payable	17,480	375	221	—	18,076
Accrued expenses	22,180		2,300	(15,721)	8,759
Borrowings	488,500	—	—	—	488,500

Total liabilities	537,472	375	2,720	(15,721)	524,846

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	142	—	—	—	142

STOCKHOLDER’S (DEFICIT) EQUITY	(76,926)	55,304	3,228	(58,532)	(76,926)

TOTAL	$460,688	$55,679	$5,948	$(74,253)	$448,062

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE - BALANCE SHEET INFORMATION

DECEMBER 31, 2003

(amounts in thousands)

(unaudited)

	Parent	Combined Guarantors	Combined Non- Guarantors	Elimination Entries *	Consolidated
ASSETS

Cash and cash equivalents	$14,665	$195	$8,563	$—	$23,423
Settlement receivables	15,576	—	361	—	15,937
Receivables, other	8,922	10,829	4	(13,245)	6,510
Prepaid and other assets	954	—	—	—	954
Investment in subsidiaries	56,768	—	—	(56,768)	—
Property, equipment and leasehold improvements, net	15,108	21	—	—	15,129
Goodwill, net	116,575	39,470	640	—	156,685
Other intangibles, net	20,250	369	—	—	20,619

TOTAL	$248,818	$50,884	$9,568	$(70,013)	$239,257

LIABILITIES AND MEMBERS’ CAPITAL

LIABILITIES:
Settlement liabilities	$17,365	$—	$259	$—	$17,624
Accounts payable	27,900	370	2,991	(13,245)	18,016
Accrued expenses	4,306	—	64	—	4,370

Total liabilities	49,571	370	3,314	(13,245)	40,010

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	—	—

MEMBERS’ CAPITAL	199,247	50,514	6,254	(56,768)	199,247

TOTAL	$248,818	$50,884	$9,568	$(70,013)	$239,257

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE - STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	Combined Guarantors	Combined Non- Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$54,590	$—	$1,208	$—	$55,798
ATM	41,218	—	—	—	41,218
Check cashing	6,478	—	—	—	6,478
Central Credit and other revenues	3,135	2,620	19	(2,812)	2,962

Total revenues	105,421	2,620	1,227	(2,812)	106,456

COST OF REVENUES:
Commissions	47,146	—	393	—	47,539
Interchange and processing	20,783	—	369	—	21,152
Check cashing warranties	3,042	—	—	—	3,042
Central Credit and other costs of revenues	33	72	—	—	105

Total cost of revenues	71,004	72	762	—	71,838

GROSS PROFIT	34,417	2,548	465	(2,812)	34,618

Operating expenses	(8,492)	(855)	(334)	116	(9,565)
Amortization	(1,343)	(84)	—	—	(1,427)
Depreciation	(1,974)	(7)	—	—	(1,981)
Other operating expenses	—	—	—	—	—

OPERATING INCOME (LOSS)	22,608	1,602	131	(2,696)	21,645

OTHER INCOME (EXPENSE)
Interest income	371	—	13	—	384
Interest expense	(9,608)	—	—	—	(9,608)

Total other (expense) income	(9,237)	—	13	—	(9,224)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT AND MINORITY OWNERSHIP LOSS	13,371	1,602	144	(2,696)	12,421

INCOME TAX (PROVISION) BENEFIT	(6,713)	—	950	—	(5,763)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	6,658	1,602	1,094	(2,696)	6,658

MINORITY OWNERSHIP LOSS	36	—	—	—	36

NET INCOME (LOSS)	$6,694	$1,602	$1,094	$(2,696)	$6,694

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE - STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

	Parent	Combined Guarantors	Combined Non- Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$46,700	$—	$1,097	$—	$47,797
ATM	35,612	—	—	—	35,612
Check cashing	6,351	—	—	—	6,351
Central Credit and other revenues	1,691	2,563	2	(1,494)	2,762

Total revenues	90,354	2,563	1,099	(1,494)	92,522

COSTS AND EXPENSES:
Commissions	41,002	—	373	—	41,375
Interchange and processing	17,175	—	325	—	17,500
Check cashing warranties	2,715	—	—	—	2,715
Central Credit and other costs of revenues	39	86	—	—	125

Total costs and expenses	60,931	86	698	—	61,715

GROSS PROFIT	29,423	2,477	401	(1,494)	30,807

Operating expenses	(8,188)	(956)	(288)	115	(9,317)
Amortization	(1,588)	(84)	—	—	(1,672)
Depreciation	(1,887)	(7)	—	—	(1,894)
Other operating expenses	—	—	(114)	—	(114)

OPERATING INCOME	17,760	1,430	(1)	(1,379)	17,810

OTHER INCOME (EXPENSE)
Interest income	247	—	72	—	319
Interest expense	(1,775)	—	—	—	(1,775)

Total other expense	(1,528)	—	72	—	(1,456)

INCOME BEFORE INCOME TAX BENEFIT (PROVISION) AND MINORITY OWNERSHIP LOSS	16,232	1,430	71	(1,379)	16,354
INCOME TAX BENEFIT (PROVISION)	—	—	(122)	—	(122)

INCOME BEFORE MINORITY OWNERSHIP LOSS	16,232	1,430	(51)	(1,379)	16,232
MINORITY OWNERSHIP LOSS	—	—	—	—	—

NET INCOME	$16,232	$1,430	$(51)	$(1,379)	$16,232

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE - STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	Combined Guarantors	Combined Non- Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$153,505	$—	$3,100	$—	$156,605
ATM	118,600	—	—	—	118,600
Check cashing	17,997	—	—	—	17,997
Central Credit and other revenues	5,482	7,886	53	(4,531)	8,890

Total revenues	295,584	7,886	3,153	(4,531)	302,092

COST OF REVENUES:
Commissions	134,991	—	981	—	135,972
Interchange and processing	57,408	—	965	—	58,373
Check cashing warranties	8,171	—	—	—	8,171
Central Credit and other costs of revenues	57	203	—	—	260

Total cost of revenues	200,627	203	1,946	—	202,776

GROSS PROFIT	94,957	7,683	1,207	(4,531)	99,316

Operating expenses	(29,676)	(2,620)	(2,435)	294	(34,437)
Amortization	(4,025)	(251)	—	—	(4,276)
Depreciation	(5,923)	(22)	—	—	(5,945)

OPERATING INCOME (LOSS)	55,333	4,790	(1,228)	(4,237)	54,658

OTHER (EXPENSE) INCOME
Interest income	889	—	84	—	973
Interest expense	(22,849)	—	—	—	(22,849)

Total other (expense) income	(21,960)	—	84	—	(21,876)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	33,373	4,790	(1,144)	(4,237)	32,782

INCOME TAX PROVISION	201,728	—	591	—	202,319

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	235,101	4,790	(553)	(4,237)	235,101

MINORITY OWNERSHIP LOSS	158	—	—	—	158

NET INCOME (LOSS)	$235,259	$4,790	$(553)	$(4,237)	$235,259

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE - STATEMENT OF INCOME INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

	Parent	Combined Guarantors	Combined Non- Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$136,793	$—	$3,380	$—	$140,173
ATM	98,272	—	—	—	98,272
Check cashing	20,562	—	—	—	20,562
Central Credit and other revenues	3,806	7,378	3	(2,931)	8,256

Total revenues	259,433	7,378	3,383	(2,931)	267,263

COST OF REVENUES:
Commissions	114,353	—	1,342	—	115,695
Interchange and processing	50,628	—	1,018	—	51,646
Check cashing warranties	7,617	—	—	—	7,617
Central Credit and other costs of revenues	100	238	—	—	338

Total cost of revenues	172,698	238	2,360	—	175,296

GROSS PROFIT	86,735	7,140	1,023	(2,931)	91,967

Operating expenses	(30,939)	(3,805)	(828)	490	(35,082)
Amortization	(4,700)	(251)	—	—	(4,951)
Depreciation	(5,592)	(22)	—	—	(5,614)
Other operating expenses	—	—	(679)	—	(679)

OPERATING INCOME (LOSS)	45,504	3,062	(484)	(2,441)	45,641

OTHER (EXPENSE) INCOME
Interest income	821	—	218	—	1,039
Interest expense	(4,936)	—	—	—	(4,936)

Total other (expense) income	(4,115)	—	218	—	(3,897)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	41,389	3,062	(266)	(2,441)	41,744

INCOME TAX PROVISION	—	—	(355)	—	(355)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	41,389	3,062	(621)	(2,441)	41,389

MINORITY OWNERSHIP LOSS	400	—	—	—	400

NET INCOME (LOSS)	$41,789	$3,062	$(621)	$(2,441)	$41,789

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE - STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	Combined Guarantors	Combined Non- Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$235,259	$4,790	$(553)	$(4,237)	$235,259
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	1,124	—	—	—	1,124
Amortization of intangibles	4,025	251	—	—	4,276
Depreciation	5,923	22	—	—	5,945
Loss on sale or disposal of assets	179	—	—	—	179
Deferred income taxes	(203,415)	—	(567)	—	(203,982)
Equity income (loss)	(4,237)	—	—	4,237	—
Minority ownership loss	(158)	—	—	—	(158)
Changes in operating assets and liabilities:
Settlement receivables	6,283	—	59	—	6,342
Receivables, other	7,690	(5,023)	(2,327)	(186)	154
Prepaid and other assets	(634)	—	(19)	—	(653)
Settlement liabilities	(8,029)	—	(66)	—	(8,095)
Accounts payable	(303)	4	61	294	56
Accrued expenses	2,764	—	2,532	—	5,296

Net cash provided by (used in) operating activities	46,471	44	(880)	108	45,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(1,716)	—	—	—	(1,716)
Purchase of other intangibles	(1,286)				(1,286)
Investment in subsidiaries	(750)	—	—	750	—

Net cash (used in) provided by investing activities	(3,752)	—	—	750	(3,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	484,087	—	—	—	484,087
Repayments under credit facility	(6,500)	—	—	—	(6,500)
Debt issuance costs	(2,851)	—	—	—	(2,851)
Minority capital contributions	300	—	—	—	300
Capital investments in subsidiaries		—	750	(750)	—
Redemption of membership interests and distributions to partners	(505,157)	—	(4,130)	—	(509,287)

Net cash used in financing activities	(30,121)	—	(3,380)	(750)	(34,251)

* Eliminations include intercompany investments and management fees	(Continued	)

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE - STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	Combined Guarantors	Combined Non- Guarantors	Eliminations *	Consolidated
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(12)	$—	$79	$(108)	$(41)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,586	44	(4,181)	—	8,449
CASH AND CASH EQUIVALENTS—Beginning of period	14,665	195	8,563	—	23,423

CASH AND CASH EQUIVALENTS—End of period	$27,251	$239	$4,382	$—	$31,872

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE - STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

	Parent	Combined Guarantors	Combined Non- Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$41,789	$3,062	$(621)	$(2,441)	$41,789
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of intangibles	4,700	251	—	—	4,951
Depreciation	5,592	22	—	—	5,614
Loss on sale or disposal of assets	458	—	—	—	458
Equity income (loss)	(2,441)	—	—	2,441	—
Minority ownership loss	(400)	—	—	—	(400)
Changes in operating assets and liabilities:
Settlement receivables	8,662	—	220	—	8,882
Receivables, other	7,323	(3,130)	(4,089)	(1,089)	(985)
Prepaid and other assets	(587)	—	—	—	(587)
Settlement liabilities	(47,666)	—	(164)	—	(47,830)
Accounts payable	2,589	(204)	(376)	490	2,499
Accrued expenses	(450)	—	(379)	—	(829)

Net cash provided by (used in) operating activities	19,569	1	(5,409)	(599)	13,562

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	(5,334)	(2)	—	—	(5,336)
Purchase of other intangibles	(892)				(892)
Investment in subsidiaries	(1,000)	—	—	1,000	—

Net cash (used in) provided by investing activities	(7,226)	(2)	—	1,000	(6,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority capital contributions	400	—	—	—	400
Capital contributions	—	—	1,000	(1,000)	—
Distributions to partners	(46,040)	—	—	—	(46,040)

Net cash (used in) provided by financing activities	(45,640)	—	1,000	(1,000)	(45,640)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	104	—	1,167	599	1,870

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,193)	(1)	(3,242)	—	(36,436)
CASH AND CASH EQUIVALENTS—Beginning of period	45,365	123	12,096	—	57,584

CASH AND CASH EQUIVALENTS—End of period	$12,172	$122	$8,854	$—	$21,148

*	Eliminations include intercompany investments and management fees

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our plans with respect to the development of products and services through our QuikPlay joint venture and our plans to obtain regulatory approvals with respect to such products and services; our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; our intentions to pay GST for transactions performed in Canada and file and defend a refund claim with respect thereto; our plans to develop and deploy the Central Credit Check Guarantee product and the ability of such product to leverage our existing databases; our belief that the Central Credit Check Guarantee product will help address the overall decline in our check cashing business; our expectation that we will be able to pass increased interchange and processing costs on to our customers through increased surcharges or reduced commissions; our expected provision for taxes for future periods; our expectation that our Canadian cash advance business will grow in line with our consolidated operations; our expectation that we will be required to use 75% of our excess cash flow to make additional payments of principal on our bank debt; our expectation that most of our cash flow will be devoted to debt service for the foreseeable future; our belief that our cash flows from operations, together with availability under our borrowing facilities, will be adequate to service our debt obligations and provide sufficient capital to continue our operations; our belief that borrowings under our secured credit facilities and operating cash flows will be adequate to meet our working capital, capital expenditure and debt service needs for the next twelve months; our plan to seek additional financing through bank borrowings or debt or equity financings, if necessary; our belief that we will be able to command higher prices for our cash access services than other providers; our anticipation that we will not sever relations with our technology partners; our belief that revenues from our top customers will continue to be a substantial percentage of our revenue in the future; our belief that we will face and resolve compliance issues with the card associations without a material adverse effect on or operations; and our expectation of engaging in joint development projects in the future.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: the failure of our QuikPlay joint venture to develop products or services that achieve market acceptance or regulatory approval; our failure to accurately evaluate the assumptions underlying our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; rejection of our GST refund claim and an unsuccessful appeal thereof; the failure of our Central Credit Check Guarantee product to gain market acceptance and our inability to use our existing databases to mitigate check guarantee risk exposure as intended; our failure to have designed the Central Credit Check Guarantee product to increase authorizations and mitigate loss exposure as intended; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increases surcharges or reduced commissions; unanticipated changes to applicable tax rates or laws or changes in our tax position; regulatory forces, competitive forces or market contraction that affects our Canadian cash advance business differently than our consolidated operations; an unexpected decrease in our leverage ratio, upon which the percentage of our excess cash flow that is required to be used to make additional payments of principal on our bank debt is based; the renegotiation or refinancing of our debt obligations that reduces our debt service burden for a particular period; failure to accurately estimate our future cash flows from operations, our inability to satisfy conditions to borrower additional funds from our borrowing facilities or unanticipated operating capital needs that cause our cash flows from operations and available borrowing facilities to be insufficient to service our debt or provide sufficient capital to continue our operations; our inability to satisfy conditions to borrow additional funds from our secured credit facilities, our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; competitive pressures that prevent us from commanding higher prices for our cash access services than other providers; actions taken by our technology partners or the failure of our technology partners to service our needs, which results in our decision to sever our relationships them; our failure to renew our contracts with our top customers; changes in the rules and regulations of the card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in this Item 2 of Part I, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also consult the cautionary statements and risk factors listed in our Registration Statement on Form S-4 filed on September 10, 2004 and in our other filings with the Securities and Exchange Commission (SEC), including our Forms 8-K.

Three months ended September 30, 2004 compared to Three months ended September 30, 2003

The following table sets forth the unaudited condensed consolidated results of operations for the three months ended (amounts in thousands):

	September 30, 2004		September 30, 2003
	$	%	$	%
Revenues	$106,456	100.0%	$92,522	100.0%

Commission expense	47,539	44.7	41,375	44.7
Interchange and processing	21,152	19.9	17,500	18.9
Check cashing warranties	3,042	2.9	2,715	2.9
Central Credit and other costs of revenues	105	0.1	125	0.1

Total cost of revenues	71,838	67.5	61,715	66.7

Gross profit	34,618	32.5	30,807	33.3
Operating expenses	(9,565)	(9.0)	(9,317)	(10.1)
Depreciation and amortization	(3,408)	(3.2)	(3,566)	(3.9)

Operating income	21,645	20.3	17,810	19.2

Total other expense	(9,224)	(8.7)	(1,456)	(1.6)

Income before income tax provision and minority loss	12,421	11.7	16,354	17.7
Income tax provision	(5,763)	(5.4)	(122)	(0.1)

Income before minority ownership loss	6,658	6.3	16,232	17.5

Net income	$6,694	6.3%	$16,232	17.5%

Total Revenues

Total revenues for the three months ended September 30, 2004 were $106.5 million, an increase of $13.9 million, or 15.1%, as compared to the three months ended September 30, 2003. This increase was primarily due to the reasons described below.

Cash Advance. Cash advance revenues for the three months ended September 30, 2004 were $55.8 million, an increase of $8.0 million, or 16.7%, as compared to the three months ended September 30, 2003. This increase was primarily due to a $2.3 million or 63.4% increase in debit card revenue and a $5.7 million or 12.8% increase in credit card revenue.

Our international operations continued to grow as cash advance revenues for the United Kingdom increased by $0.7 million from $1.1 million to $1.8 million, or 59.3% from the prior year and cash advance revenues in Canada increased $0.1 million from $1.2 million to $1.1 million, or 10.1%.

ATM. ATM revenues for the three months ended September 30, 2004 were $41.2 million, an increase of $5.6 million, or 15.7%, as compared to the three months ended September 30, 2003.

This increase was primarily due to a 2.9% increase in the average surcharge amount and a 13.0% increase in transaction volume. The transaction growth was primarily due to an increase in ATM placements offset by the removal of low-volume producing ATMs. We generate minimal revenues from our ATM operations in international markets.

Check Cashing. Check cashing revenues for the three months ended September 30, 2004 were $6.5 million, an increase of $0.1 million, or 2.0%, as compared to the three months ended September 30, 2003. Revenue in the three months ended September 30, 2004, benefited from the timing of contract settlements. Without that favorable timing, revenues would have been $6.1 million, a decrease of 4.3%. The migration from checks to card-based transactions and the loss of certain accounts for competitive pricing reasons have resulted in an overall decline in our check cashing revenues. In an effort to address the decline in check cashing revenues, the Company has developed a new check cashing and warranty product. This Central Credit Check Guarantee product was developed specifically for the gaming industry and will leverage off our existing Central Credit gaming database as well as selected third-party resources.

Central Credit and Other Revenues. Central Credit and other revenues, including revenue from our customer relationship marketing services, were $3.0 million for the three months ended September 30, 2004, an increase of $0.2 million, or 7.2%, as compared to the three months ended September 30, 2003. This increase was primarily due to a price increase for Central Credit services and other customer relationship marketing services.

Cost of Revenues

Total cost of revenues, including commissions, interchange and processing, check cashing warranties and Central Credit and other costs and expenses, for the three months ended September 30, 2004 were $71.8 million, an increase of $10.1 million, or 16.4%, as compared to the three months ended September 30, 2003. This increase was primarily due to the reasons described below.

Commissions. Commissions for the three months ended September 30, 2004 were $47.5 million, an increase of $6.2 million, or 14.9%, as compared to the three months ended September 30, 2003. The increase in commission expense is directly related to the increase in the overall ATM revenue growth. ATM revenues carry a significantly higher commission rate than the Company’s other product lines.

Interchange and Processing. Interchange and processing costs and expenses for the three months ended September 30, 2004 were $21.2 million, an increase of $3.7 million, or 20.9%, as compared to the three months ended September 30, 2003. This increase was primarily due to an increase in blended interchange rates charged by the credit card associations and the increase in cash advance volumes. Historically, the credit and debit card associations have had annual increases in the interchange rates that we are charged for our transaction type. We expect to see continued increases in these costs, but we expect to be able to pass these charges on to our customers through increased surcharges or reduced commissions. Processing costs increased as a result of increased transaction volumes in both our ATM and cash advance businesses.

Check Cashing Warranties. Check cashing warranty costs and expenses for the three months ended September 30, 2004 were $3.0 million, an increase of $0.3 million, or 12.0%, compared to three months ended September 30, 2003.

Central Credit and Other Costs of Revenues. Other costs of revenues, including costs and expenses related to our Central Credit business and customer relationship marketing services, were $0.1 million for the three months ended September 30, 2004, unchanged as compared to the three months ended September 30, 2003.

Operating Income

Operating income for the three months ended September 30, 2004 was $21.6 million, an increase of $3.8 million, or 21.5%, as compared to the three months ended September 30, 2003. This increase was due to revenues increasing more than cost of revenues, as well as the following.

Operating Expenses. Operating expenses for the three months ended September 30, 2004 were $9.6 million, an increase of $0.2 million, or 2.7%, as compared to the three months ended September 30, 2003.

Depreciation and Amortization. Depreciation expense for the three months ended September 30, 2004 was $2.0 million, an increase of $0.1 million as compared to the three months ended September 30, 2003. Amortization expense for the three months ended September 30, 2004 was $1.4 million, a decrease of $0.2 million, or 14.7%, compared to the three months ended September 30, 2003.

Other Operating Expense. There were no other operating expenses for the three months ended September 30, 2004, a decrease of $0.1 million as compared to the three months ended September 30, 2003. This decrease was due to the completion of development and the first installation of the QuikPlay product. Following this completion and first installation in August 2003, all costs and expenses incurred in the deployment of our QuikPlay product are classified as operating expenses.

Interest Income. Interest income for the three months ended September 30, 2004 was $0.4 million, an increase of $0.1 million or 20.4% as compared to the three months ended September 30, 2003.

Interest Expense. Interest expense for the three months ended September 30, 2004 was $9.6 million, an increase of $7.8 million as compared to the three months ended September 30, 2003. This increase was primarily due to the interest associated with the Company borrowing $260 million under the senior secured credit facility and issuing $235 million in subordinated notes in March 2004.

Income Tax (Provision) Benefit. Income tax (provision) benefit for the three months ended September 30, 2004 was $5.8 million, an increase of $5.6 million as compared to the three months ended September 30, 2003. This increase was primarily due to the tax associated with the Company’s change in tax status from a pass through entity to a subchapter C corporation. In addition to the regular provision of $4.5 million the Company also had additional expense of $1.3 million related to the adjustment of the original recorded Deferred Tax Asset associated with the reorganization and shareholder sale. Management expects that the Company’s provision for taxes will be approximately 36% for future periods.

Minority Ownership Loss. Minority ownership loss attributable to QuikPlay for the three months ended September 30, 2004 was unchanged as compared to the three months ended September 30, 2003.

Net Income

Net income for the three months ended September 30, 2004 was $6.7 million, a decrease of $9.5 million as compared to the three months ended September 30, 2003. Pro forma net income for the three months ended September 30, 2004 was $8.0 million as compared to $10.4 million for the three months ended September 30, 2003.

Nine months ended September 30, 2004 compared to Nine months ended September 30, 2003

The following table sets forth the unaudited condensed consolidated results of operations for the nine months ended (amounts in thousands):

	September 30, 2004		September 30, 2003
	$	%	$	%
Revenues	$302,092	100.0%	$267,263	100.0%
Commission expense	135,972	45.0	115,695	43.3
Interchange and processing	58,373	19.3	51,646	19.3
Check cashing warranties	8,171	2.7	7,617	2.9
Central Credit and other costs of revenues	260	0.1	338	0.1

Total cost of revenues	202,776	67.1	175,296	65.6

Gross profit	99,316	32.9	91,967	34.4
Operating expenses	(34,437)	(11.4)	(35,082)	(13.1)
Depreciation and amortization	(10,221)	(3.4)	(10,565)	(4.0)

Operating income	54,658	18.1	45,641	17.1
Total other expense	(21,876)	(7.2)	(3,897)	(1.5)

Income before income tax benefit (provision) and minority loss	32,782	10.9	41,744	15.6
Income tax benefit (provision)	202,319	67.0	(355)	(0.1)

Income before minority ownership loss	235,101	77.8	41,389	15.5

Net income	$235,259	77.9%	$41,789	15.6%

Total Revenues

Total revenues for the nine months ended September 30, 2004 were $302.1 million, an increase of $34.8 million, or 13.0%, as compared to the nine months ended September 30, 2003. This increase was primarily due to the reasons described below.

Cash Advance. Cash advance revenues for the nine months ended September 30, 2004 were $156.6 million, an increase of $16.4 million, or 11.7%, as compared to the nine months ended September 30, 2003. This increase was primarily due to a $5.1 million or 49.0% increase in debit card revenue and an $11.3 million or 8.7% increase in credit card revenue.

Our international operations continued to show strong growth and expansion as credit card cash advance revenues for the United Kingdom increased by $1.9 million from $3.0 million to $4.9 million, or 62.6% from the prior year. Our Canadian operations decreased $0.3 million from $3.4 million to $3.1 million, or 8.3%. Our Canadian operations we adversely affected by the temporary closure of one of our significant customers in the second quarter as a result of a labor dispute. The Company expects to see the cash advance business of the Canadian operations to continue to grow in line with our consolidated operations.

ATM. ATM revenues for the nine months ended September 30, 2004 were $118.6 million, an increase of $20.3 million, or 20.7%, as compared to the nine months ended September 30, 2003.

This increase was primarily due to a 2.9% increase in the average surcharge amount and a 13.0% increase in transaction volume. The transaction growth was primarily due to an increase in ATM placements offset by the removal of low-volume producing ATMs. We generate minimal revenues from our ATM operations in international markets.

Check Cashing. Check cashing revenues for the nine months ended September 30, 2004 were $18.0 million, a decrease of $2.6 million, or 12.5%, as compared to the nine months ended September 30, 2003. This decrease was primarily due to the migration from checks to card-based transactions in retail environments generally, and in gaming in particular, and the loss of certain accounts for competitive pricing reasons. The Company believes that the new Central Credit Check Guarantee product will help to address the overall decline in the check cashing business.

Central Credit and Other Revenues. Central Credit and other revenues, including revenue from our customer relationship marketing services, were $8.9 million for the nine months ended September 30, 2004, an increase of $0.6 million, or 7.7%, as compared to the nine months ended September 30, 2003. This increase was primarily due to a price increase for Central Credit services and other customer relationship marketing services.

Cost of Revenues

Total cost of revenues, including commissions, interchange and processing, check cashing warranties and Central Credit and other costs and expenses, for the nine months ended September 30, 2004 were $202.8 million, an increase of $27.5 million, or 15.7%, as compared to the nine months ended September 30, 2003. This increase was primarily due to the reasons described below.

Commissions. Commissions for the nine months ended September 30, 2004 were $136.0 million, an increase of $20.3 million, or 17.5%, as compared to the nine months ended September 30, 2003. The increase in commission expense is directly related to ATM revenue growth. ATM revenues carry a significantly higher commission rate than the Company’s other product lines.

Interchange and Processing. Interchange and processing costs and expenses for the nine months ended September 30, 2004 were $58.4 million, an increase of $6.7 million, or 13.0%, as compared to the nine months ended September 30, 2003. This increase was primarily due to an increase in blended interchange rates charged by credit card associations and the increase in cash advance volumes. Historically, the credit and debit card associations have had annual increase in the interchange rates that we are charged for our transaction type. We expect to see continued increases in these costs, but we expect to be able to pass these charges on to our customers through increased surcharges or reduced commissions. Processing costs increased as a result of increased transaction volumes in both our ATM and cash advance businesses.

Check Cashing Warranties. Check cashing warranty costs and expenses for the nine months ended September 30, 2004 were $8.2 million, an increase of $0.6 million, or 7.3%, compared to nine months ended September 30, 2003.

Central Credit and Other Costs of Revenues. Other costs of revenues, including costs and expenses related to our Central Credit business and customer relationship marketing services, were $0.3 million for the nine months ended September 30, 2004, unchanged as compared to the nine months ended September 30, 2003.

Operating Income

Operating income for the nine months ended September 30, 2004 was $54.7 million, an increase of $9.0 million, or 19.8%, as compared to the nine months ended September 30, 2003. This increase was due to revenues increasing more than the cost of revenues, as well as the following.

Operating Expenses. Operating expenses for the nine months ended September 30, 2004 were $34.4 million, a decrease of $0.6 million, or 1.8%, as compared to the nine months ended September 30, 2003. This decrease was primarily due to cost reduction initiatives implemented in 2003 in the areas of employee headcount ($0.7 million decrease), ATM operating fees from the renegotiation of service contracts and termination of ATM leases ($2.7 million decrease), the reduction of TeleCheck operating expenses from renegotiating our service agreement ($2.9 million decrease). These decreases were offset by higher operating expenses due to legal, tax and licensing expenses incurred related to the GameCash litigation settlement ($2.3 million increase), the Securities Purchase and Exchange Agreement ($1.8 million increase), and an increase from a claim against the Company for Canadian Goods and Services Tax (“GST”) in Canada ($1.6 million increase).

Depreciation and Amortization. Depreciation expense for the nine months ended September 30, 2004 was $5.9 million, an increase of $0.3 million as compared to the nine months ended September 30, 2003. Amortization expense for the nine months ended September 30, 2004 was $4.3 million, a decrease of $0.7 million, or 13.6%, compared to the nine months ended September 30, 2003.

Other Operating Expense. There were no other operating expenses for the nine months ended September 30, 2004, a decrease of $0.7 million as compared to the nine months ended September 30, 2003. This decrease was due to the completion of development and the first installation of the QuikPlay product. Following this completion and first installation in August 2003, all costs and expenses incurred in the deployment of our QuikPlay product are classified as operating expenses.

Interest Income. Interest income for the nine months ended September 30, 2004 was $1.0 million, unchanged as compared to the nine months ended September 30, 2003.

Interest Expense. Interest expense for the nine months ended September 30, 2004 was $22.8 million, an increase of $17.9 million as compared to the nine months ended September 30, 2003. This increase was primarily due to the interest associated with the Company borrowing $260 million under the senior secured credit facility and issuing $235 million in subordinated notes in March 2004.

Income Tax (Provision) Benefit. Income tax (provision) benefit for the nine months ended September 30, 2004 was $202.3 million, an increase of $202.7 million as compared to the nine months ended September 30, 2003. This increase was primarily due to the tax benefit that was recorded related to the conversion of the Company from a limited liability company to a subchapter C corporation.

Minority Ownership Loss. Minority ownership loss attributable to QuikPlay for the nine months ended September 30, 2004 was $0.2 million, a decrease of $0.2 million as compared to the nine months ended September 30, 2003.

Net Income

Net income for the nine months ended September 30, 2004 was $235.3 million, an increase of $193.5 million as compared to the nine months ended September 30, 2003. Pro forma net income for the nine months ended September 30, 2004 was $21.1 million as compared to $27.1 million for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are:

•	Our available borrowing capacity under our new $20 million revolving credit facility, for which we had issued letters of credit of $3.4 million as of September 30, 2004; and

•	Cash flows from operations, which were $45.7 million and $13.6 million for the nine months ended September 30, 2004 and 2003, respectively. Fluctuations in these cash flows were primarily due to changes in settlement receivables and the timing of payments related to settlement liabilities. There was a significant increase in cash flow provided by operations for the nine months ended September 30, 2004 as compared to the comparable nine months ended September 30, 2003. This was the result of the timing of a significant payment of settlement liabilities existing on the last day of fiscal 2002 in the first quarter of fiscal 2003.

Capital expenditures totaled $3.0 million, and $6.2 million for the nine months ended September 30, 2004 and 2003, respectively. Included in capital expenditures for 2003 were funds spent on the development of our PC-based, web-enabled technology platform, QuikCash Plus Web (“QCP Web”), funds spent on the procurement of hardware for our initial deployment of our Automated Cashier Machines (“ACMs”), and funds spent on the upgrade of ATM machinery that we acquired through acquisitions. We have met our capital requirements to date through net cash from operating activities.

Cash flows used in financing activities were $34.3 million and $45.6 million for the nine months ended September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004, these cash outflows were a result of the net proceeds from our senior secured credit facility and subordinated notes offering offset by cash distributions made to our owners, payments on our borrowings and redemptions of certain ownership interest of our owners. In the nine months ended September 30, 2003, these cash outflows were a result of cash distributions made to our owners. These outflows have been offset partially by minority capital contributions from IGT related to QuikPlay in the nine months ended September 30, 2004 and 2003.

In connection with the Restructuring of Ownership, the Company incurred a substantial amount of indebtedness. As a result, a significant portion of the Company’s liquidity will be required to service this indebtedness. Specifically, the annual cash interest expense associated with the current outstanding borrowings under the senior bank facilities ($253.5 million) and the senior subordinated notes ($235.0 million) are approximately $32.2 million. Interest expense could increase to the extent that there is an increase in the reference rates upon which the floating rate component of our debt is based. In addition to this cash interest expense, we are required to make mandatory amortization of principal on our bank debt of $3.25 million per quarter through March 31, 2009 with the balance of the bank debt due in 2010. Furthermore, we are required to make additional payments of principal annually based on our Excess Cash Flow (as defined in the Credit Agreements). Initially, we expect that we will be required to pay an amount equal to 75% of such Excess Cash Flow. The combination of interest expense and amortization means that most of the Company’s cash flow will be devoted to debt service for the foreseeable future. The Credit Agreements and the indenture governing the senior subordinated notes also contain various restrictive covenants that, among other things, limit the Company’s ability to make certain investments and acquisitions or to pay dividends or make other distributions, and which further require that the proceeds from asset sales be used to pay down debt. Notwithstanding all these restrictions, the Company believes that its cash flows from operations, together with availability under the Revolving Credit Facilities, will be adequate to service its obligations under its indebtedness as well as to provide sufficient capital to continue its operations.

Bank of America, National Association supplies us with currency needed for normal operating requirements of our ATMs pursuant to the Amended Treasury Services dated March 8, 2004. Under the terms of the agreement, we pay a monthly usage fee equal to the average daily dollars outstanding in all ATMs multiplied by the average LIBOR rate published by the Wall Street Journal for the month plus a margin of 25 basis points multiplied by the number of days in the month. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of September 30, 2004, the rate in effect, inclusive of the 25 basis points margin, was 2.03%, and the currency supplied by Bank of America, National Association pursuant to this agreement was $291.8 million.

The Company entered into a new senior secured credit facility (the “Credit Facility”) arranged by Banc of America Securities LLC in an aggregate principal amount of $280 million, consisting of a five-year revolving credit facility of $20.0 million and a six-year term loan of $260 million. Included within the revolving credit facility are a sub-facility that provides for up to $10.0 million in letters of credit and a sub-facility that provides for up to $5.0 million in swingline borrowings.

Borrowings under the Credit Facility bear interest at either a base rate (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin or LIBOR rate plus an applicable margin. For the term loan portion of the Credit Facility the applicable margin for LIBOR loans is 2.75% while base rate loans have an applicable margin of 1.75%. Initially, for the revolving portion of the Credit Facility the applicable margin for LIBOR loans is 2.75% while base rate loans have an applicable margin of 1.75%. Following the last day of the second full fiscal quarter with the Credit Facility in place, the applicable margin for the revolving portion of the Credit Facility is adjusted from time-to-time based upon a performance-based pricing grid, provided that the applicable margins for base rate loans will always be 1% less than the applicable margins for LIBOR loans. We are therefore exposed to interest rate risk to the extent that the applicable base rate or LIBOR rate increases. As of September 30, 2004, the Company had $16.6 million available under the revolving portion of the Credit Facility the rate in effect on the term loan portion of the Credit Facility was based upon the LIBOR rate plus 2.75%, or 4.59%.

Our QuikPlay joint venture with IGT is operated through a Delaware limited liability company, of which we own 60% of the equity interests and of which IGT owns 40% of the equity interests. The joint venture was formed to develop and market a cash access product that allows patrons to utilize a debit card to access cash directly at slot machines. Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to QuikPlay. As of September 30, 2004, we had invested a total of $3.2 million in QuikPlay. Our obligation to invest additional capital in QuikPlay is conditioned upon capital calls, which are in our sole discretion.

We believe that borrowings available under our new senior secured credit facilities and operating cash flows will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the notes and under our new senior secured credit facilities through at least the next twelve months. Although no additional financing is currently contemplated, we will seek, if necessary and to the extent permitted under the indenture governing the notes and the terms of the new senior secured credit facilities, additional financing through bank borrowings or debt or equity financings. We cannot assure you that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. We also cannot assure you that our estimates of our reasonably anticipated liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

Off-Balance Sheet Arrangements

We obtain currency to meet the normal operating requirements of our ATMs and ACMs pursuant to the Amended Treasury Services Agreement with Bank of America, N. A. dated March 8, 2004. Under this agreement, Bank of America provides us with currency that is treated as vault cash. As vault cash, all currency supplied by Bank of America remains the sole property of Bank of America at all times until it is dispensed, at which time Bank of America obtains an interest in the corresponding settlement receivable. Because it is not our asset, vault cash is not reflected on our balance sheet. Because Bank of America obtains an interest in our settlement receivables, there is no liability corresponding to the vault cash reflected on our consolidated balance sheet. The fees that we pay to Bank of America pursuant to the Amended Treasury Services Agreement are, however, reflected as interest expense in our financial statements.

Significant Accounting Policies

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. There were no newly identified significant accounting estimates in nine months ended September 30, 2004, nor were there any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2003, included in the Company’s Registration Statement on Form S-4 filed on September 10, 2004.

Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

Competition in the market for cash access products and services is intense, and if we are unable to compete effectively, we could face price reductions and decreased demand for our services.

Some of our current and potential competitors have a number of significant advantages over us, including:

•	commission structures that are more beneficial to gaming establishments than ours;

•	longer operating histories;

•	pre-existing relationships with potential customers; and

•	significantly greater financial, marketing and other resources, which allow them to respond more quickly to new or changing opportunities.

In addition, some of our potential competitors have greater name recognition and marketing power.

Furthermore, some of our current competitors have established, and in the future potential competitors may establish, cooperative relationships with each other or with third parties or adopt aggressive pricing policies to gain market share.

As a result of the intense competition in this industry, we could encounter significant pricing pressures and lose customers. These pricing pressures could result in significantly lower average service charges for our cash access services or higher commissions payable to gaming establishments. We may not be able to offset the effects of any service charge reductions with an increase in the number of customers, cost reductions or otherwise. In addition, the gaming industry is always subject to market consolidation, which could result in increased pricing pressure and additional competition. We believe that the breadth of our offerings, our differentiating technology and the ease of use of our services allow us to provide greater overall value to our customers and therefore to command higher prices for our cash access services than other providers without making our pricing uncompetitive. To the extent that competitive pressures in the future force us to reduce our pricing to establish or maintain relationships with gaming establishments, our revenues could decline.

The cash access industry is subject to change, and we must keep pace with the changes to successfully compete.

The demand for our products and services is affected by changing technology, evolving industry standards and the introduction of new products and services. Cash access services are based on existing financial services and payment methods, which are also continually evolving. Our future success will depend, in part, upon our ability to successfully develop and introduce new cash access services based on emerging financial services and payment methods, which may, for example, be based on stored value cards, Internet-based payment methods or the use of portable consumer devices such as personal digital assistants and cellular telephones, and to enhance our existing products and services on a timely basis to respond to changes in patron preferences and industry standards. We cannot be sure that the products, services or technologies that we choose to develop will achieve market acceptance or obtain any necessary regulatory approval or that products, services or technologies that we choose not to develop will not threaten our market position. If we are unable, for technological or other reasons, to develop new products or services, enhance or sell existing products or services in a timely and cost-effective manner in response to technological or market changes, our business, financial condition and results of operations may be materially adversely affected.

If we are unable to protect our intellectual property, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.

We utilize technology in operating our business, and our success depends on developing and protecting our intellectual property. We rely on copyright, patent, trademark and trade secret laws, as well as the terms of license agreements with third parties, to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. We do not hold any issued patents, but we have three patent applications pending. At the same time, our products may not be patentable in their entirety or at all. For example, although we currently have three inventions that are the subject of patent applications pending in the United States Patent and Trademark Office, we can provide no assurance that these applications will become issued patents. If they do not become issued patents, our competitors would not be prevented from using these inventions.

We also license various technology and intellectual property rights from third parties as an exclusive licensee in the gaming industry, such as our 10-year license to use the “3-in-1 rollover” feature from USA Payments, which is under common control with M&C International, and our license for at least 10 years to certain portions of the software infrastructure upon which our systems operate from Infonox on the Web, which is under common control with M&C International. The licenses expire in 2014. We rely heavily on the maintenance and protection of these technology and intellectual property rights. If our licensors or business partners fail to protect their intellectual property rights in material that we license, the value of our licenses may diminish significantly. It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. In addition, we may not be able to deter current and former employees, consultants, and other parties from breaching confidentiality agreements and misappropriating proprietary information. If we are unable to adequately protect our technology or our exclusively licensed rights, or if we are unable to continue to obtain or maintain licenses for technology from third parties including in particular from USA Payments and Infonox on the Web, it could have a material adverse effect on the value of our intellectual property, similar proprietary rights, our reputation, or our results of operations.

In the future, we may have to rely on litigation to enforce our intellectual property rights and contractual rights. In addition, although we do not believe that our products or services infringe upon the intellectual property rights of third parties, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If litigation that we initiate is unsuccessful, we may not be able to protect the value of some of our intellectual property. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we had been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources. Although we believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our products and services may infringe on the intellectual property rights of third parties and our intellectual property rights may not have the value we believe them to have.

We have formed relationships with and rely heavily on the services and technology of a number of third-party and affiliated companies and consultants to operate our systems and ensure the integrity of our technology. Although we do not anticipate severing relations with any of these parties, any of these providers may cease providing these services or technology in an efficient, cost-effective manner, or altogether, or be unable to adequately expand their services to meet our needs. In the event of an interruption in, or the cessation of, services or technology by an existing third-party or affiliated provider, we may not be able to make alternative arrangements for the supply of the services or technology that are critical to the operation of our business and this could have a material adverse effect on our business.

Our products and services are complex, depend on a myriad of complex networks and technologies and may be subject to software or hardware errors or failures that could lead to an increase in our costs, reduce our net revenues or damage our reputation.

Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors or may suffer unexpected failures. The computer networks that we rely upon in providing our products and services are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions. The occurrence of these errors or failures, disruptions or unauthorized access could adversely affect our sales to customers, diminish the use of our cash access products and services by patrons, cause us to incur significant repair costs, result in our liability, divert the attention of our development personnel from product development efforts, and cause us to lose credibility with current or prospective customers or patrons.

Because of our dependence on a few providers, or in some cases one provider, for some of the financial services we offer to patrons, the loss of a provider could have a material adverse effect on our business or our financial performance.

We depend on a few providers, or in some cases one provider, for some of the financial services that we offer to patrons. For example, although we have announced our intention to launch a proprietary check warranty product, we currently exclusively use the check verification, processing and guarantee service of TeleCheck for our check cashing services. We also exclusively use Integrated Payment Systems, Inc. to issue negotiable instruments to complete certain cash access transactions. We also exclusively use USA Payments and USA Payment Systems to obtain authorizations for credit card cash advances, POS debit transactions and ATM withdrawal transactions under a 10-year contract. USA Payments is under common control with M&C International and USA Payment Systems is 50% owned by the principals of M&C International. In addition, we depend on Bank of America Merchant Services, formerly known as BA Merchant Services, Inc. for sponsorship into the Visa U.S.A. and MasterCard International associations. We depend on Bank of America, N.A. to supply cash for our ATMs. We depend on Western Union Financial Services, Inc. for money transfers. We have shorter-term (in some cases as short as one year) contracts with TeleCheck, Bank of America Merchant Services and Western Union Financial Services, Inc. that provide us with certain rights to continue our business relationships for specified terms, subject to certain early termination rights in the event of a breach. Some of these contracts are also terminable by the third party after the occurrence of specified events of default described in the contract. We also rely heavily on Infonox on the Web for the research, design, development, testing, deployment, operation, monitoring and support of our systems and the software that runs our systems. We have a 10-year contract with Infonox on the Web, which is under common control with M&C International. This contract expires in 2014. We could replace any of these providers with an alternate provider of similar services, but doing so could be materially disruptive to our operations, and there can be no assurance that we would be able to enter into contracts or arrangements with alternate providers on terms and conditions as beneficial to us as contracts or arrangements with our current providers or at all. A change in our business relationships with any of these third-party providers or the loss of their services or failed execution on their part could adversely affect our business, financial condition and results of operation.

The loss of our sponsorship by Bank of America Merchant Services into the Visa U.S.A. and MasterCard International card associations could have a material adverse effect on our business.

We cannot provide cash access services involving Visa cards and MasterCard cards without sponsorship into the Visa U.S.A. and MasterCard International card associations. Our sponsorship into these card associations by Bank of America Merchant Services is conditioned upon First Data Corporation’s continued indemnification of Bank of America Merchant Services for any losses it may suffer as a result of such sponsorship. Bank of America Merchant Services has never made a claim under this indemnity. First Data Corporation will have the right to terminate its indemnification obligations, and therefore our sponsorship into the card associations, in the event that we breach certain indemnification obligations that we owe to First Data Corporation, in the event that we incur chargebacks in excess of certain levels, in the event that we are fined in excess of certain amounts for violating card association operating rules, or in the event that we amend the sponsorship agreement without First Data Corporation’s consent.

In the event that First Data Corporation terminates its indemnification obligations and as a result we lose our sponsorship into the card associations, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume. We do not believe that we would be able to obtain such alternate sponsorship on terms as favorable to us as the terms of our current sponsorship by Bank of America Merchant Services. We cannot assure you that we would be able to obtain alternate sponsorship at all. Our inability to obtain alternate sponsorship on favorable terms or at all would have a material adverse effect on our business, financial condition and results of operations.

Because of our dependence on certain customers, the loss of a top customer could have a material adverse effect on our revenues and profitability.

For the nine months ended September 30, 2004, our five largest customers, which accounted for approximately 38.6% of our cash advance and ATM revenues, were: Harrah’s Entertainment, Inc., Caesars Entertainment, Inc., Mandalay Resort Group, Boyd Gaming Corporation and Station Casinos, Inc. For the nine months ended September 30, 2004, cash advance and ATM revenues attributable to Harrah’s Entertainment, Inc. were approximately 12.0% of our cash advance and ATM revenues. We believe that revenues attributable to these customers will continue to be a substantial percentage of our revenues throughout the remainder of 2004 and into 2005. The loss or financial hardship experienced by, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business, financial condition and results of operations. Consolidation among operators of gaming establishments, such as the proposed acquisition of the Mandalay Resort Group by MGM Mirage and the proposed acquisition of Caesars Entertainment, Inc. by Harrah’s Entertainment, Inc., may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers. In addition, our contracts are generally exclusive contracts with three to five year terms. Any failure to renew our significant contracts, or a large number of our contracts, could have a material adverse effect on our business, financial condition and results of operations.

Economic downturns, a decline in the popularity of gaming or changes in the demographic profile of gaming patrons could reduce the number of patrons that use our services or the amounts of cash that they access using our services.

The strength and profitability of our business depends on consumer demand for gaming. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because the gaming activities in connection with which we provide our cash access services are discretionary leisure activity expenditures and participation in leisure activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in gaming operations, as consumers spend less in anticipation of a potential economic downturn. Reductions in tourism could also have a material adverse effect on our business, financial condition and results of operations.

Changes in consumer preferences or discretionary consumer spending could harm our business. Gaming competes with other leisure activities as a form of consumer entertainment, and may lose relative popularity as new leisure activities arise or as other existing leisure activities become more popular. The popularity of gaming is also influenced by the social acceptance of gaming, which is dictated by prevailing social mores. To the extent that the popularity of gaming declines as a result of either of these factors, the demand for our cash access services may decline and our business may be harmed.

Aside from the general popularity of gaming, the demographic profile of gaming patrons changes over time. The gaming habits and use of cash access services varies with the demographic profile of gaming patrons. To the extent that the demographic profile of gaming patrons either narrows or migrates towards patrons who use cash access services less frequently or for lesser amounts of cash, the demand for our cash access services may decline and our business may be harmed.

An unexpectedly high level of chargebacks could adversely affect our business.

When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be endorsed and exchanged for cash. If a completed cash access transaction is subsequently disputed by a cardholder or accountholder and if we are unsuccessful in establishing the validity of the transaction, the transaction becomes a chargeback and we may not be able to collect payment for such transaction. We are always subject to the risk of chargebacks, which we manage by employing detailed transaction completion procedures designed to detect and prevent fraudulent transactions. During the nine months ended September 30, 2004 and 2003 and the years ending December 31, 2003, 2002 and 2001, our chargeback expenses represented approximately 0.07%, 0.06%, 0.008%, 0.049% and (0.089)%, respectively, of our total revenues during such periods. If, in the future, we incur an unexpectedly high level of chargebacks, we may suffer a material adverse effect to our business, financial condition or results of operation.

We are subject to extensive rules and regulations of MasterCard International and Visa U.S.A., which may harm our business.

A significant portion of our cash access services are processed as transactions subject to the extensive rules and regulations of the two leading card associations, MasterCard International and Visa U.S.A. From time to time, we receive correspondence from the card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with our sponsoring bank and/or the card associations regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. For example, when we first launched our ACM, the card associations had difficulty determining whether our ability to process credit card cash advance transactions at an unmanned machine, without cashier involvement, complied with card association regulations. As another example, in 2003, one of the card associations informed our sponsoring bank that authorization requests originating from our systems needed to be encoded to identify our transactions as gambling transactions, even though our services do not directly involve any gambling activity. We resolved the issue by encoding the authorization requests with an indicator that the card association agreed was applicable. From time to time we also face technical compliance issues, e.g. the format of data submission files. We expect to continue to face and resolve issues such as these in the ordinary course of business, which we do not believe will result in a material adverse impact on our operations. The card associations modify their rules and regulations from time to time. In the event that the card associations or our sponsoring bank determine that the manner in which we process certain card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which we process certain card transactions, we may be forced to modify the manner in which we operate which may increase our costs, or cease processing certain types of cash access transactions altogether which could have a material negative impact on our business.

Changes in interchange rates may affect our costs of revenues.

We pay credit card associations interchange fees for services they provide in settling transactions routed through their networks. In addition, we pay fees to participate in various ATM or debit networks. The amounts of these interchange fees are fixed by the card associations and networks in their sole discretion, and are subject to increase in their discretion from time to time. Visa U.S.A. increased certain interchange fees in February 2004 and MasterCard International increased certain interchange fees in April 2004. Visa U.S.A.’s Interlink network, through which we processes approximately 30% of the dollar volume of our PIN-based debit transactions, increased the interchange rates applicable to our PIN-based debit transactions in 2004 by an amount that will effectively increase our interchange expenses for PIN-based debit transactions processed through Interlink by a factor of ten times. Many of our contracts enable us to pass through to our customers the amount of any increase in interchange or processing fees, but competitive pressures might prevent us from doing so. To the extent that we are unable to pass through to our customers the amount of any increase in interchange or processing fees, our costs of revenues would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive governmental gaming regulation, which may harm our business.

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of gaming-related activities and may revoke, suspend, condition or limit our licenses, impose substantial fines and take other actions, any one of which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that any new gaming license or related approval that may be required in the future will be granted, or that our existing licenses will not be revoked, suspended or limited or will be renewed. If additional gaming-related regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a material adverse effect on our business. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future.

Members of our management team and the beneficial owners of equity interests in our company must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. Certain public issuances of securities and certain other transactions by us also require the approval of certain regulatory authorities.

In addition, certain new products and services that we may develop cannot be offered in the absence of regulatory approval of the product or licensing of us, or both. For example, the QuikPlay cashless gaming product has to date only been approved for use at one casino and cannot be used at any other location until we receive approval from the appropriate authority in such additional location. These approvals could require that we and our officers, directors or ultimate beneficial owners obtain a license or be found suitable and that the product be approved after testing and review. We cannot assure you that we will obtain any such approvals in the future.

In most jurisdictions in which we do business, we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming-related suppliers and vendors. In some jurisdictions in which we do business, we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval. If we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval because of the introduction of new products (such as products related to cashless gaming) or because of a change in the laws or regulations, or interpretation thereof, our business could be materially adversely affected. This increased regulation over our business could include, but is not limited to: requiring the licensure or finding of suitability of any equity owner, officer, director or key employee of the Company; the termination or disassociation with any equity owner, officer, director or key employee that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and, requiring regulatory approval of certain commercial transactions such as the transfer or pledge of equity interests in the Company.

Many of the financial services that we provide are subject to extensive rules and regulations, which may harm our business.

Some of our Central Credit services are subject to the Fair Credit Reporting Act. Our QuikCredit service and our collection practices in connection with checks with respect to which we issue authorizations, using the TeleCheck check verification service or otherwise, are subject to the Fair Debt Collections Practices Act. All of our cash access services and customer relationship marketing products and services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. The cash access services we provide are subject to certain recordkeeping and reporting obligations under the Bank Secrecy Act. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers.

In the event that any regulatory authority determines that the manner in which we provide certain cash access services, customer relationship marketing products and services or gaming patron credit bureau services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access services, customer relationship marketing products and services or gaming patron credit bureau services, we may be forced to modify the manner in which we operate, or cease processing certain types of cash access transactions or providing customer relationship marketing or gaming patron credit bureau services altogether or pay substantial penalties and fines. In addition, we could be subject to private litigation as a result of these circumstances. Any such actions could have a material adverse effect on our business, financial condition and results of operations.

If consumer privacy laws change, or if we are required to change our business practices, the value of our customer relationship marketing products and services may be hampered.

Our customer relationship marketing products and services depend on our ability to collect and use certain non-public personal information relating to patrons who use our products and services and the transactions they consummate using our products and services. We are required by applicable privacy legislation to safeguard and protect the privacy of such information, to make certain disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to “opt out” of the use of their information for certain purposes. We cannot assure you that regulators reviewing our policies and practices would not require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our customer relationship marketing products and services have in the past failed or now or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide customer relationship marketing services, Historically, the vast majority of patrons do not exercise their right to “opt out”. To the extent that patrons exercise this right, our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and to the extent that such laws are broadened in their application or narrow the types of information that may be collected or used for marketing or certain other purposes or require patrons to “opt-in” to the use of their information for certain purposes, the value of our customer relationship marketing products and services may be hampered.

Our joint development activities may result in products that are not commercially successful or that are not available in a timely fashion.

We have engaged in joint development projects with third parties in the past and we expect to continue doing so in the future. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and over the timing of product availability. Accordingly, we face increased risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion.

For example, we are developing cashless gaming products through our joint venture with International Game Technology, or IGT, via QuikPlay, LLC. We are also jointly developing with NRT a self-service redemption kiosk that incorporates certain of our cash access products and services. We are also negotiating an alliance with the manufacturer of self-service cash handling machines to incorporate certain of our cash access products and services into such machines. These activities have risks resulting from unproven combinations of disparate products and services, reduced flexibility in making design changes in response to market changes and in reduced control over product completion schedules. In addition, if the QuikPlay, LLC products are unsuccessful, we could lose our entire investment in QuikPlay, LLC.

In addition to joint development activities, from time to time we consider acquiring additional technologies, products and intellectual property. We periodically enter into discussions with third parties regarding such potential acquisitions. We cannot assure you that we will enter into any such acquisition agreements in the near future or at all. We have no present understanding or agreements with respect to any acquisitions.

We depend on our key personnel.

We are highly dependent on the involvement of Kirk Sanford, our President and Chief Executive Officer, Harry Hagerty, our Chief Financial Officer, and other members of our senior management team. Other than Mr. Hagerty, none of our executive officers have employment agreements with us. The loss of Mr. Sanford, Mr. Hagerty or other members of our senior management team would have a material adverse effect on our business.

Our success depends to a significant degree upon the performance and continued service of key managers involved in the development and marketing of our products and services to gaming establishments. Our future success depends upon our ability to attract, train and retain such personnel. We may need to increase the number of key managers as we further develop our products and services and as we penetrate other geographic markets. Our ability to enter into contracts with gaming establishments depends in large part on the relationships that our key managers have formed with management-level personnel of gaming establishments. Competition for individuals with such relationships is intense, and we cannot be certain that we will be successful in recruiting and retaining such personnel. In addition, employees may leave our company and subsequently compete with us. Our sales efforts are particularly hampered by the defection of personnel with long-standing relationships with management-level personnel of gaming establishments. Other than Mr. Sanford and Mr. Hagerty, our employees do not sign non-compete agreements. If we are unable to attract or retain key managerial personnel, our business, financial condition and results of operations could be materially adversely affected.

Our international operations expose us to additional political, economic and regulatory risks not faced by businesses that operate only in the United States.

We derived 3.5% and 3.3% of our cash advance and ATM revenues from our operations in Canada, the United Kingdom and the Caribbean for the year ended December 31, 2003 and for the nine months ended September 30, 2004, respectively. A part of our strategy is to expand into foreign markets, including markets in which we have not previously operated. We are not completely familiar with the legal and regulatory regimes of our target foreign markets and their ramifications on our business. Our international operations will be subject to unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, difficulty in enforcing contracts, political and economic instability, seasonal reductions in gaming activity in certain other parts of the world and potentially adverse tax consequences. These risks, among others, could materially adversely affect our business, financial condition and results of operations.

M&C International owns a significant ownership interest in GCA Holdings, Inc. and us and may significantly influence our affairs.

M&C International owns approximately 40% of the equity interests in our sole stockholder, GCA Holdings, Inc., and, indirectly, in us. As a result, M&C International has the ability to significantly influence our affairs, including the designation of members of the Board of Directors of GCA Holdings, Inc. and us and, except as otherwise provided by law or by the Certificate of Incorporation of GCA Holdings, Inc., approving or disapproving other matters submitted to a vote of GCA Holdings, Inc.’s stockholders or our sole stockholder, including a merger, consolidation or sale of assets.

In addition, we depend on certain services provided by entities affiliated with M&C International to provide many of the financial services that we offer to patrons, which further enhances M&C International’s ability to significantly influence our affairs. We rely exclusively on the use of USA Payments, which is under common control with M&C International, and USA Payment Systems, 50% of which is owned by the principals of M&C International, to obtain authorizations for credit card cash advances, POS debit card and ATM cash withdrawal transactions. We have a 10-year payment processing contract with USA Payments and USA Payment Systems, but any loss of those services could adversely impact our financial performance. We also have a 10-year license for USA Payments’ patented “3-in-1 rollover” feature and the loss of this license or the loss of the patent by USA Payments could materially adversely affect our revenues and profitability. In addition, we depend on Infonox on the Web, which is under common control with M&C International, for the research, design, development, testing, deployment, operation, monitoring and support of our systems and the software that runs our systems. We have a 10-year contract with Infonox on the Web for the provision of implementation, hosting, operation, maintenance and support of the majority of our systems and a separate, but related license with Infonox on the Web for computer software that runs our systems, but any loss of its services and the licensed software could materially adversely affect our revenues and profitability. These contracts and licenses expire in 2014. During fiscal 2003, we incurred costs and expenses from USA Payments and Infonox on the Web of an aggregate of $8.6 million for these and other services. M&C International also owns Casino Credit Services, LLC, which provides gaming patron credit bureau database services to gaming establishments in Michigan. M&C International has granted options to acquire ownership interests in Casino Credit Services, LLC to the other stockholders of GCA Holdings, Inc.

Our substantial indebtedness could materially adversely affect our operations and financial results and prevent us from obtaining additional financing, if necessary.

We have a significant amount of indebtedness. On September 30, 2004, we had total indebtedness of $488.5 million (of which $235 million consisted of senior subordinated notes and $253.5 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our senior subordinated notes or our senior secured debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion (ranging, in the case of our senior secured debt, from 25% to 75% of our excess cash flow, depending upon our total leverage ratio) of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our other indebtedness, among other things, our ability to borrow additional funds. Failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a significant adverse effect on us.

In addition, the indenture for our senior subordinated notes and our senior secured credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These restrictions include, among other things, limits on our ability to make investments, loans or guarantees, make distributions to our members, incur debt, sell assets, enter sale and leaseback transactions or merge with another entity. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

It is possible that our business will not generate sufficient cash flow from operations, or that future borrowings will not be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. In such event, we will need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt or obtaining additional equity or debt financing or joint venture partners. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. Our failure to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business and our ability to satisfy our obligations with respect to our indebtedness.

Management believes that borrowings available under our senior secured credit facilities and operating cash flows will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the senior subordinated notes and under our senior secured credit facilities through at least the next twelve months. Although no additional financing is currently contemplated, we will seek, if necessary and to the extent permitted under the indenture governing the exchange notes and the terms of the senior secured credit facilities, additional financing through bank borrowings or debt or equity financings. We cannot assure you that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. We also cannot assure you that our estimates of our reasonably anticipated liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk. We operate and conduct business in foreign countries and, as a result, are exposed to movements in foreign currency exchange rates. Our exposure to foreign currency exchange risk related to our foreign operations is not material to our results of operations, cash flows or financial position. At present, we do not hedge this risk, but continue to evaluate such foreign currency translation risk exposure. At present, we do not hold any derivative securities of any kind.

Bank of America, National Association supplies us with currency needed for normal operating requirements of our ATMs pursuant to the Amended Treasury Services dated March 8, 2004. Under the terms of the agreement, we pay a monthly usage fee equal to the average daily dollars outstanding in all ATMs multiplied by the average LIBOR rate per the Telerate Screen for the month plus a margin of 25 basis points multiplied by the number of days in the month. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of September 30, 2004, the rate in effect, inclusive of the 25 basis points margin, was 2.03%, and the currency supplied by Bank of America, National Association pursuant to this agreement was $291.8 million. Based upon the estimated average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during 2004, which we estimate to be $275.0 million, each 1% increase in the applicable LIBOR rate could add an additional $2.8 million of cash usage fees in 2004.

Borrowings under the Credit Facility will bear interest at either a base rate (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin or LIBOR rate plus an applicable margin. For the term loan portion of the Credit Facility the applicable margin for LIBOR loans will be 2.75% while base rate loans will have an applicable margin of 1.75%. Initially, for the revolving portion of the Credit Facility the applicable margin for LIBOR loans will be 2.75% while base rate loans will have an applicable margin of 1.75%. Following the last day of the second full fiscal quarter with the Credit Facility in place, the applicable margin for the revolving portion of the Credit Facility will be adjusted from time-to-time based upon a performance-based pricing grid, provided that the applicable margins for base rate loans will always be 1% less than the applicable margins for LIBOR loans. We are therefore exposed to interest rate risk to the extent that the applicable base rate or LIBOR rate increases. As of September 30, 2004, the Company had $16.6 million available under the revolving portion of the Credit Facility the rate in effect on the term loan portion of the Credit Facility was based upon the LIBOR rate plus 2.75%, or 4.59%. Based upon the outstanding balance on the term loan of $253.5 million and an estimated revolving balance of $5.0 million, each 1% increase in the applicable LIBOR rate could add an additional $2.5 million of interest expense in 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings at the reasonable assurance level.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2004, we and USA Payments, Inc., as co-plaintiffs, filed a complaint in United States District Court, District of Nevada against U.S. Bancorp d/b/a U.S. Bank, Certegy, Inc., Certegy Check Services, Inc., Game Financial Corporation and Gamecash, Inc. alleging the infringement of the patented “3-in-1 rollover” feature of which we are the exclusive licensee in the gaming industry. This feature allows us to convert failed ATM cash withdrawal transactions into credit card cash advance or debit card cash access transactions. In this litigation, we are seeking an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent.

We are threatened with or named as a defendant in various lawsuits in the ordinary course of business, such as personal injury claims and employment-related claims. It is not possible to determine the ultimate disposition of these matters; however, we are of the opinion that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not expected to have a material adverse effect on our financial position or results of operations.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated November 15, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated November 15, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated November 15, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated November 15, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 2004	GLOBAL CASH ACCESS, INC.
(Date)	(Registrant)

/s/ Harry C. Hagerty
Harry C. Hagerty
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer
and as Chief Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated November 15, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated November 15, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated November 15, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated November 15, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.