Form 10-K
period 2004-12-31
Global Cash Access, Inc.
filed 2005-03-10
CIK 1296347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number
GLOBAL CASH ACCESS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3309549
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)
3525 East Post Road, Suite 120, Las Vegas, Nevada 89120
(Address of principal executive offices including Zip code)
(800) 833-7110
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES ☐          NO ☑
      As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, all of the voting and non-voting common equity was held by its sole stockholder; therefore, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $0.
      The number of shares of the registrant’s common stock outstanding on March 1, 2005 was 1,000.

GLOBAL CASH ACCESS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2004

PART I
      This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, but are not limited to, (i) in Item 1, statements regarding our intention to develop the Central Credit check warranty service to augment or replace TeleCheck’s check warranty service, our efforts to obtain card association acceptance of biometric facial recognition as an approved transaction completion protocol to enable the completion of credit card cash advance and POS debit card transactions at our ACMs without the assistance of a cashier, the movement towards cashless gaming and our efforts to obtain regulatory approval for our TODD and EDITH products, our expected enjoyment of rights under the patent license to the “3-in-1 rollover” functionality until 2014, the expansion of our business or our development and introduction of new cash access products or services, (ii) in Item 5, statements regarding our anticipation that we will not declare or pay cash dividends in the foreseeable future, (iii) in Item 6, statements regarding our recognition and enjoyment of a net tax asset in connection with our conversion to a taxable corporate entity and the pro forma effect of such asset, (iv) in Item 7, statements regarding the pro forma effect of our tax asset, our expectation that check services revenue will continue to decline as patrons increasingly use ATM, POS debit cards and credit cards to access funds, our expectation that commissions and interchange will continue to increase and that in 2005 cost of revenues will increase at a rate faster than revenues, our expectation that gross profit will increase in 2005, our expectation that certain operating expenses incurred in 2004 will not recur, our expectation that operating expenses will increase in 2005 at a rate of growth lower than the rate of growth in cost of revenues, the magnitude of our tax asset, our expectation that in 2005 the provision for income tax expense will be approximately 36% of income before income tax benefit (provision) and minority ownership loss, our expectation that QuikPlay, LLC will record a loss in 2005, our anticipated payment of $28.3 million from our excess cash flow to reduce the amounts owing under our senior secured credit facilities, our belief that borrowings available under our senior secured credit facilities together with our anticipated operating cash flows will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on our debt through the next 12 months, our intention to develop products with our joint venture partners and strategic partners, our intent to enter new and developing domestic and international markets, the possibility of making acquisitions or strategic investments or forming a bank or other financial services company, and (v) in Item 10, statements regarding our intention to make public disclosure of any amendments to or waivers from our Code of Conduct by posting the relevant material on our website. Any forward-looking statements contained herein involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. A mong the factors that could cause actual results to differ materially are the risk factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in our Reports on Form 10-Q.

ITEM 1.	BUSINESS
Overview
      We are a provider of cash access products and related services to the gaming industry in the United States, the United Kingdom, Canada and the Caribbean. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash advances, point-of-sale, or POS, debit card transactions, check verification and warranty services and money transfers. In addition, we provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.
      We provide cash access products and related services at approximately 960 gaming establishments worldwide. In general, our contracts with gaming establishments are exclusive, range in duration from three to five years and are global in that they govern all of an operator’s gaming establishments wherever they are located around the world.
      In 2004, we processed over 66 million transactions which resulted in approximately $13.7 billion in cash being disbursed to gaming patrons. For the year ended December 31, 2004, we generated revenues and operating income of $403.0 million and $74.0 million, respectively.
      We began our operations in July 1998 as a joint venture limited liability company among M&C International and entities affiliated with Bank of America and First Data Corporation. In September 2000, Bank of America sold its entire ownership interest in us to M&C International and First Data Corporation. In March 2004, all of our outstanding capital stock was contributed to a holding company and all of First Data Corporation’s interest in us was redeemed. Simultaneously, Bank of America reacquired an ownership interest in us. In May 2004, M&C International sold a portion of its ownership interest to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a corporation.
      Our principal executive offices are located at 3525 East Post Road, Suite 120, Las Vegas, Nevada 89120. Our telephone number is (800) 833-7110. Our web site address is www.globalcashaccess.com. The information on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.
Our Business
      Our cash access products and services enable three primary types of electronic payment transactions: ATM cash withdrawals, credit card cash advances and POS debit card transactions. Patrons can complete any of these three transactions at any one of 848 Casino Cash Plus 3-in-1 ATM machines or 262 ACMs. Patrons can also complete these transactions at any one of 13 3-in-1 Enabled QuickJack Plus devices. Of these devices 12 are owned by us. Except for a small minority that are owned by gaming establishments, we own all of these Casino Cash Plus 3-in-1 ATM machines and ACMs. In addition, patrons can complete credit card cash advances and POS debit card transactions at any one of more than 3,000 QuikCash kiosks, all of which we own. We also provide check verification and warranty services to gaming establishments that cash patron checks.

ATM Cash Withdrawals
      ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollar and transaction volume. In an ATM cash withdrawal, a patron directly withdraws funds from his or her bank account by swiping an ATM card through either our Casino Cash Plus 3-in-1 ATM or ACM machines. Our processor then routes the transaction request through an electronic funds transfer, or EFT, network to the patron’s bank. Depending upon a number of factors, including the patron’s account balance and daily withdrawal limit (which is usually $300 to $500 during a 24-hour period delineated by the patron’s bank), the bank will either decline or authorize the transaction. If the transaction is authorized, then the ATM or ACM machine dispenses the cash to the customer. The patron’s bank account is debited by the amount of cash disbursed plus a surcharge that we assess the patron for the use of our machine, which is currently a fixed dollar amount and not a percentage of the transaction size. In most circumstances we share a portion of this surcharge with our gaming establishment customer for the right to operate on its premises. We also receive a fee called reverse interchange from the patron’s bank for accommodating the bank’s customer.

Credit Card Cash Advances and POS Debit Card Transactions
      Patrons can also obtain credit card cash advances and POS debit card transactions using our Casino Cash Plus 3-in-1 ATMs or ACM machines as well as at our QuikCash kiosks. A patron’s credit card cash advance limit is set by the card issuing bank based on the patron’s credit profile. These limits vary significantly and can be larger or smaller than the POS debit limit. A credit card cash advance transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows him or her to make cash withdrawals at the point of sale in an amount equal to the lesser of the amount of funds in their account or a daily limit that is generally five to ten times as large as their daily ATM limit. A POS debit card transaction automatically reduces the balance in the patron’s account.
      When a patron requests a credit card cash advance or POS debit card transaction, our processor routes the transaction request through one of the card association (e.g., VISA or MasterCard) or EFT networks (e.g., Star, Interlink or Maestro) to the issuing bank. Depending upon several factors such as the available credit or bank account balance, the transaction is either authorized or declined by the issuing bank, and the patron’s bank account is debited or credit balance is increased by an amount equal to the funds requested, plus a service fee that we charge the patron, which is a percentage of the transaction size. If the transaction is authorized, our machines inform the patron that the transaction has been approved. If the transaction involves one of the card associations that has permitted us to complete transactions at an ACM, cash is dispensed. Otherwise, our machines instruct the patron to proceed to the casino cashier to complete the transaction, because credit card cash advances and POS debit card transactions involving other card associations must currently be completed in face-to-face environments or a unique signature must be received in order to comply with rules of those card associations. Once at the casino cage, the patron signs a money order check made payable to the casino in an amount equal to the face amount and receives the face amount in cash. We remit the face amount to our money order provider and retain the fee. The gaming establishment deposits the money order in its own bank, and after a period of two to three days, the money order is presented to our money order provider for payment. As in the case of ATM withdrawals, we pay the gaming establishment a portion of the service fee as a commission for the right to operate on their premises, although this payment as percentage of the fee is generally smaller for credit card cash advances and POS debit card transactions than for ATM withdrawals. In addition, we are obligated to pay interchange fees to the issuing bank and processing costs related to the electronic payment transaction.

Check Verification and Warranty Services
      Although the usage of checks relative to other forms of payment is declining, a significant number of patrons still cash checks at gaming establishments to fund their gaming play. When a patron presents a check at the cashier, the gaming establishment can accept or deny the transaction based on its own customer information and at its own risk; it can obtain third-party verification information about the check writer and the check to manage its risk; or it can obtain a warranty on payment of the check which entitles the gaming establishment to reimbursement of the full face amount of the check if it is dishonored.
      There are a number of check verification services. Our Central Credit database, which is used primarily by gaming establishments to make credit issuing decisions, also has information on the check cashing history of many patrons. In general, we do not charge separately for this service on a per transaction basis, but rather charge a fixed monthly subscription fee.
      If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider, asking whether it will warrant the check. If the check warranty service provider warrants payment on the check, the gaming establishment is obligated to pay a fee. The gaming establishment then pays the patron the face amount and deposits the check. If the check is dishonored by the patron’s bank, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the face amount and then pursues collection activities on its own.
      TeleCheck is currently our primary check warranty service provider. Under our agreement with TeleCheck, we receive all of TeleCheck’s check warranty revenue, less operating expenses and warranty expenses. Operating expenses are fixed at a percentage of TeleCheck’s check warranty revenues. Warranty expenses are defined as any amounts paid by TeleCheck to gaming establishments to purchase dishonored checks. Our agreement further provides that TeleCheck will pay us the actual collections realized within 120 days after a check is purchased, subject to the obligation to pay us a guaranteed minimum amount of dishonored checks. As described in more detail below, we are currently developing our own Central Credit check warranty service to augment or ultimately replace TeleCheck’s check warranty service.

Central Credit
      In addition to the three primary types of electronic payment transactions described above, gaming establishment patrons can access funds through credit extended by gaming establishments. Central Credit is the leading gaming patron credit bureau, which allows gaming establishments to improve their credit making decisions. Our Central Credit database contains decades of gaming patron credit history and transaction data on millions of gaming patrons. Our gaming credit reports are comprised of information recorded from patron experiences at hundreds of gaming establishments. We can apply a gaming establishment’s credit rules or business logic to our gaming credit reports to provide our customers with a means of underwriting patron credit requests in advance of their arrival or upon demand in person. At a gaming establishment’s request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings through our relationships with consumer credit bureaus and bank reporting agencies.

Other
      We also market money transfer services that allow patrons to receive money transfers at gaming establishments and provide information services that automate cashier operations and enhance patron marketing activities.
Our Products and Services
      Our customer solutions consist of cash access products and services, information services and cashless gaming products.

Cash Access Products and Services	Information Services	Cashless Gaming Products

• Casino Cash Plus 3-in-1 ATM	• Central Credit	• TODD
• QuikCash	• QuikCash Plus Web	• EDITH
• Automated Cashier Machine	• QuikReports	• 3-in-1 Enabled QuickJack Plus
• Check verification and warranty	• QuikMarketing
• QuikCredit
• Money transfers
Cash Access Products and Services
      We provide gaming establishments the ability to enable their patrons to access cash through a variety of products and services.
      Casino Cash Plus 3-in-1 ATM is an unmanned, cash-dispensing machine that offers patrons a quick way to access cash through ATM cash withdrawals, POS debit card transactions and credit card cash advances using the patented “3-in-1 rollover” functionality. Statistics show that approximately 30% of standard ATM transactions taking place in gaming properties are denied because of bad PIN numbers, exceeded limits, insufficient funds, and other miscellaneous reasons. The patented “3-in-1 rollover” functionality, of which we are the exclusive licensee in the gaming industry, allows a gaming patron to easily convert an unsuccessful ATM cash withdrawal into a POS debit card transaction or a credit card cash advance. When a patron is denied a standard ATM transaction, our “3-in-1 rollover” functionality automatically provides the option of obtaining funds via a POS debit card transaction or a credit card cash advance. For authorized ATM transactions, the Casino Cash Plus 3-in-1 ATM dispenses cash to the patron. For successful POS debit card transactions and credit card cash advances, once the transaction is authorized, the Casino Cash Plus 3 in-1

ATM instructs the patron to proceed to the cashier who completes the transaction by verifying the patron’s identity, completing the money order in accordance with the rules of the major card associations, and dispensing cash to the patron. By providing gaming patrons seamless access to three different transaction types, our “3-in-1 rollover” functionality provides casino patrons ease of access to their money and makes cash available to patrons for gaming within the gaming establishment. In addition to our own ATM machines, we have a strategic alliance with Hibernia National Bank pursuant to which we have incorporated our “3-in-1 rollover” functionality into certain Hibernia National Bank ATMs that are located in gaming establishments. As of December 31, we had incorporated our “3-in-1 rollover” functionality into 28 Hibernia National Bank ATMs that are located in gaming establishments.
      QuikCash is the brand name used for our stand-alone, non-ATM cash advance kiosks in the gaming industry. Our QuikCash kiosks are customer-activated, touch screen terminals that provide patrons with access to credit card cash advances and POS debit card transactions. Available in countertop, wall-mount, free-standing and handheld models, our QuikCash terminals can be installed or used virtually anywhere in a gaming establishment. For successful advances, once the transaction is authorized, the patron is instructed to proceed to the cashier who completes the transaction by verifying the patron’s identity, completing the money order in accordance with the rules of the major card associations, and dispensing cash to the patron. Our terminals provide gaming patrons with fast, reliable, and easily accessible sources of cash close to the areas within the gaming establishment where gaming activity is conducted.
      Automated Cashier Machine (ACM) is an unmanned, cash-dispensing “virtual cashier” which was designed to provide casino patrons with credit card cash advances, POS debit card transactions and ATM cash withdrawals as well as check cashing services without the need to visit the cashier after an initial “registration transaction.” Our ACM devices provide gaming patrons the same seamless cash access features as our Casino Cash Plus 3-in-1 ATMs while allowing gaming establishments to reduce the dependency on casino personnel to complete transactions. Our ACMs use biometric facial recognition technology, as a surrogate for face-to-face interaction with the cashier, to verify the patron’s identity. By eliminating the cashier interaction requirement, our ACMs have the potential to reduce transaction times, to improve the customer experience and to reduce a gaming establishment’s cashier labor costs. ATM transactions, check cashing transactions and credit card cash advance and POS debit card transactions involving one of the major card associations can be completed at the ACM without the assistance of a cashier. The use of biometric facial recognition is not an accepted surrogate for face-to-face interaction by other card associations, and this functionality is not currently in use on existing ACMs for those credit card cash advance or POS debit card transactions. We have been actively working with the card associations to achieve broader acceptance of biometric facial recognition as an approved transaction completion protocol. Some of our largest and most sophisticated customers have migrated to the ACM as the standard cash access platform in their gaming establishments.
      Check verification and warranty services allow gaming establishments to manage or eliminate risk on patron checks that they cash. A gaming establishment can query our Central Credit database to review the check cashing history of a casino patron before deciding whether to cash the patron’s check. If the gaming establishment wants additional protection against loss, it can seek a warranty on payment of the check. We have an exclusive relationship with TeleCheck to market its check warranty services to gaming establishments. As an alternative to TeleCheck’s check warranty service, we are currently developing our own Central Credit check warranty service that is based upon our Central Credit database, our proprietary patron transaction database, third-party risk analytics and certain actuarial assumptions. We are currently testing and refining our Central Credit check warranty service in a limited offering. If our risk models and actuarial assumptions prove to be effective in managing warranty exposure, we may augment or replace TeleCheck’s check warranty service with our Central Credit check warranty service.
      QuikCredit is a service through which we provide lines of credit to patrons in gaming establishments that choose not to offer in-house credit. Our QuikCredit service allows a gaming establishment to increase the amount of cash available within the gaming establishment without incurring credit risk. To use QuikCredit, a gaming patron deposits a check payable to us with the gaming establishment. The patron’s check is deposited under deferred presentment terms, meaning the check will not be presented for payment for a specified period of time. A gaming establishment using QuikCredit then seeks an authorization from us. We currently query both our Central Credit database and the TeleCheck database to assess the patron’s credit risk. If the check and check writer satisfy certain risk criteria and underwriting guidelines, we issue an authorization to the gaming establishment to endorse the check over to the gaming establishment and to dispense the patron’s funds. If any authorized check is subsequently dishonored, we purchase the check from the gaming establishment for its face amount, thereby eliminating any collection risk to the gaming establishment. The maximum line of credit we extend is $5,000 per patron and in 2004, the average line of credit extended was approximately $1,400.
      Money transfer services are provided through a contractual relationship with Western Union Financial Services, Inc., or Western Union. We are the worldwide exclusive marketer to the gaming industry of Western Union’s electronic and paper-based systems for receiving funds transfers at gaming establishments. Western Union Financial Services, Inc. contracts directly with gaming establishments and we receive a monthly payment based upon the number of transactions completed.
Information Services
      We market our information services to gaming establishments to improve credit decision-making, to automate cashier operations and to enhance patron marketing activities.

Improve Credit Decision-Making
      Central Credit is the leading gaming patron credit bureau, which allows gaming establishments to improve their credit making decisions. Our Central Credit database contains decades of gaming patron credit history and transaction data on millions of gaming patrons. Our gaming credit reports are comprised of information recorded from patron experiences at hundreds of gaming establishments. We can apply a gaming establishment’s credit rules or business logic to our gaming credit reports to provide our customers with a means of underwriting patron credit requests in advance of their arrival or upon demand in person. At a gaming establishment’s request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings through our relationships with consumer credit bureaus and bank reporting agencies.

Automate Cashier Operations
      QuikCash Plus (QCP) Web is a proprietary browser-based, full service cash access transaction processing system for casino cashier operations which runs on a gaming establishment’s own computer hardware. Cashiers using QCP Web can process credit card cash advances, POS debit card transactions, check verification and warranty services, money transfer, and Central Credit services online through a single terminal. Without QCP Web, casino cage operators are required to access multiple systems running on disparate hardware and software platforms. QCP Web reduces cage operating complexity, improves transaction times, saves cage space by eliminating multiple pieces of hardware and reduces training requirements for cage operators resulting in lower operating costs for gaming establishments. QCP Web is delivered as an application service with a customizable user interface that allows gaming establishments to add additional workstations by simply connecting them to the application server. In addition, QCP Web assists gaming establishments in satisfying legal reporting requirements by notifying their designated compliance personnel of the need to generate and file required regulatory reports, such as Currency Transaction Reports and Suspicious Activity Reports.

Enhance Patron Marketing
      Using our proprietary patron transaction database, we provide patron marketing data to gaming establishments. Gaming establishment marketing professionals can use our patron data to develop, implement and to refine their customer loyalty programs. Since marketing, including providing complimentary goods and services, is one of a gaming establishment’s largest cost items, we believe that gaming establishments will find our patron marketing services increasingly helpful as they try to attract new patrons and to retain valued patrons. Because we have data on patron cash access activity across multiple gaming establishments, we are uniquely able to help an operator understand how much of a patron’s cash access activity, in aggregate, is being done in other gaming establishments in order to gauge the patron’s loyalty.
      QuikReports is a browser-based reporting tool that provides marketing professionals with real-time access to, and analysis of, information on patron cash access activity. We provide this information through a secure Internet connection at user-specified levels of detail ranging from aggregated summary information to individual cash access transactions. For example, an operator may use QuikReports to focus its marketing efforts on target patrons by generating a report of the patrons who accessed the greatest amounts of cash at the operator’s gaming establishment during a specified period, and comparing the amounts of cash accessed at the operator’s gaming establishments with the aggregate amounts of cash accessed at other gaming establishments that are part of our network. A gaming establishment may also use QuikReports to monitor or analyze the cash access activities of its patrons to determine peak periods, the relative popularity of various cash access methods, or the traffic volumes, at particular machines in particular locations.
      QuikMarketing. Through our QuikMarketing service, we query our proprietary patron transaction database of more than 14 million gaming patrons using criteria supplied by the gaming establishment. We then distribute gaming establishment-supplied marketing materials to patrons in our database that match target patron criteria supplied by the gaming establishment. In 2004, some of our largest customers utilized our QuikMarketing services to execute approximately 30 projects which sent out approximately 2.4 million pieces of mail. Our proprietary patron transaction database includes information that is captured from transactions we process in which personal information is available; ATM transactions are not included. As the applicable transaction volume increases, we continue to build existing patron profiles and add new patron profiles. During 2004, we added approximately 94,000 new patron profiles each month.
Cashless Gaming Products
      A recent trend in gaming has been the movement towards cashless gaming as a more efficient means for gaming operators to manage their slot machine operations. Cashless gaming, also known as “ticket-in-ticket-out,” reduces the amount of cash utilized in slot machines and consequently reduces casino labor needs by dispensing bar-coded tickets instead of cash for jackpots and cash-outs. To capitalize on the movement towards cashless gaming initiatives, we have developed, together with our strategic partners, products that facilitate an efficient means of accessing funds in a cashless gaming environment. Our cash access services are platform independent and our existing infrastructure has been designed to be adaptable to new platforms or operating environments.
      TODD “Ticket-Out Debit Device” is a cashless gaming product developed by QuikPlay, our joint venture with IGT, that allows slot machine patrons to access funds without leaving the machines they are playing. When a slot machine is equipped with TODD technology, a slot machine patron swipes his or her POS debit card and enters the PIN and the requested transaction amount on a terminal mounted on the slot machine. If the transaction is approved, the patron’s funds are either credited to the slot machine for play at that machine or a bar-coded ticket is printed that may be used at another ticket-enabled slot machine. TODD-enabled slot machines offer patrons convenience and reduce the amounts of cash carried by patrons. Our cashless slot technology also reduces the cash-handling burden of gaming establishments. Our TODD cashless gaming product has been approved for use in only one casino and cannot be used at any other location until we receive approval from the appropriate authorities.
      EDITH “Electronic Debit Interactive Terminal Housing” is a next-generation cashless gaming device developed by QuikPlay that allows gaming patrons to purchase slot machine tickets from a customer-activated kiosk. EDITH is functionally similar to TODD, but instead of being deployed at an individual slot machine, EDITH is a stand-alone unit that is placed at the end of one or more banks of slot machines. EDITH has not yet been approved for use at any gaming establishment.
      3-in-1 Enabled QuickJack Plus is a multi-function patron kiosk which incorporates our “3-in-1 rollover” functionality for cash access into NRT’s self-service kiosk for slot ticket redemption services. When a patron presses the cash out button on a cashless slot machine, the patron receives the value of the winnings on a paper ticket dispensed from a printer embedded in the slot machine. The ticket can then be inserted into other slot machines or exchanged for cash at a QuickJack Plus kiosk. The availability of our cash access services on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are closer to the slot machines than traditional cash access devices that are typically located on the periphery of the area within the gaming establishment where gaming activity is conducted. These additional points of contact provide gaming patrons with more opportunities to access their cash with less cashier involvement, thereby creating labor cost savings for gaming establishments. In addition, by incorporating our cash access services into QuickJack Plus, we enjoy the benefit of NRT’s existing relationships with gaming establishments and its sales and marketing efforts directed towards additional gaming establishments. We have the exclusive right to provide cash access services on NRT’s self-service redemption devices. We have a similar alliance with Western Money Systems, another provider of slot ticket and player point redemption kiosks, subject to completion of development and regulatory approval.
Customer Service
      We operate a customer service call center from our facility in Las Vegas, Nevada that is accessible 24 hours a day, 365 days a year. Our customer service representatives assist cashier personnel and gaming patrons in their use of our products and services. Through our use of third-party translation services, our customer service representatives can serve gaming establishment customers and patrons in approximately 150 different languages.
Intellectual Property
      We believe that the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of cash access services. Our continued competitiveness will depend on the pace of our product development; our patent, copyright, trademark and trade secret protection; and our relationships with customers. Our business development personnel work with gaming establishments, our joint venture partners, our strategic partners and the suppliers of the financial services upon which our cash access services rely to design and develop innovative cash access products and services and to identify potential new solutions for the delivery and distribution of cash in gaming establishments.
      We have one issued United States patent related to our cashless gaming products and three pending United States patent applications, two registered United States trademarks related to our ACM product, one registered United States trademark relating to our name and other trademarks, some of which are only registered in the United States and some of which are pending registration in the United States and in certain other countries. However, we rely principally on unregistered copyrights and trade secrets for protection of our intellectual property.
      Our ACMs use biometric facial recognition technology and the patented “3-in-1 rollover” functionality to provide credit card cash advances, POS debit card transactions, ATM cash withdrawals, check cashing and money transfer services at a single, unmanned machine. These technologies are key differentiating technologies from our competitors. We enjoy use of the “3-in-1 rollover” functionality pursuant to a patent license from USA Payments, a corporation that is under common control with M&C International. Under the terms of our license, we have been granted an exclusive, royalty-free license to use the patented feature in the gaming industry until 2014.
      Certain of our systems, such as the software that implements our QCP Web and QuikReports products and the software that drives our ACM product, were developed by Infonox on the Web, a corporation that is under common control with M&C International, and are hosted and operated on an infrastructure platform that is owned by Infonox on the Web. We own all of the intellectual property developed by Infonox on the Web to implement our products and services on such infrastructure platform, and Infonox on the Web has granted us an exclusive license in the gaming industry to use its infrastructure platform to deliver our products and services to our customers.

Sales and Marketing
      We sell and market our products and services to gaming establishments primarily through the use of a direct sales force. The target customers of our direct sales force are gaming establishments in the United States, the United Kingdom, Canada and the Caribbean as well as gaming establishments in developing markets. These gaming establishments include traditional land-based casinos, gaming establishments operated on Native American lands, racinos, riverboats, cruise ships with gaming operations, pari-mutuel wagering facilities and card rooms. In 2002, 2003 and 2004, revenues from our operations in the United Kingdom, Canada and the Caribbean comprised 3.1%, 3.4% and 3.2%, respectively, of our revenues.
      Our sales and marketing efforts are directed by 13 experienced senior sales executives located in various regions across the United States, each with business development responsibility for the gaming establishments in those regions. These senior sales executives target all levels of gaming establishment personnel, including senior executives, finance professionals, marketing staff and cashiers, and seek to educate them on the benefits of our cash access products and services.
      The senior sales executives are supported by 23 field account managers, who provide on site customer service to most of our customers in the United States. These field account managers reside in the vicinity of the specific gaming establishments that they support to ensure that they respond to the customer service needs of those gaming establishments.
      We also have joint sales efforts with a number of strategic partners, including NRT, Western Money Systems and Hibernia National Bank, which allow us to market our cash access services to gaming establishments through channels other than our direct sales force.
Competition
      We compete with third-party providers of cash access services, such as Game Financial Corporation, a subsidiary of Certegy Inc. operating as GameCash; Global Payment Systems operating as Cash & Win; and Cash Systems, Inc. We compete with financial institutions, such as U.S. Bancorp and other regional and local banks that operate ATM machines on the premises of gaming establishments. In some cases, other third-party providers of cash access services and financial institutions have pre-existing relationships with potential customers that we must overcome to enter into contracts with new customers. Some of these other third-party providers and financial institutions have also established cooperative relationships with each other to expand their service offerings.
      We face potential competition from gaming establishments that may choose to operate their own in-house cash access systems rather than outsource to us. In the past, some gaming establishments have operated their own in-house cash access systems. Most gaming establishments, however, outsource their cash access service to third-party providers because providing these services is not a core competency of gaming establishment operators, and because gaming establishment operators are unable to achieve the same scale that can be obtained by third-party providers that deploy cash access services across multiple gaming establishments.
      We may in the future also face competition from traditional transaction processors, such as First Data Corporation, that may choose to enter the gaming patron cash access services market. In connection with our redemption of First Data Corporation’s interest in us, First Data Corporation agreed not to compete with us prior to March 10, 2007. This agreement not to compete, however, is limited to the United States and Canada and is subject to a number of exceptions. Given its familiarity with our business, operations and industry as a result of being our majority owner from inception until March 10, 2004, First Data Corporation could be a significant competitive threat upon the expiration of this covenant not to compete. Some of these potential competitors may have a number of significant advantages over us, including greater name recognition and marketing power, longer operating histories, pre-existing relationships with current or potential customers and significantly greater financial, marketing and other resources and access to capital which allow them to respond more quickly to new or changing opportunities.

Regulation
      Various aspects of our business are subject to gaming regulation and financial services regulation. Depending on the nature of the noncompliance, our failure to comply with these regulations may result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties.

Gaming Regulation
      We are subject to a variety of gaming and other regulations in the jurisdictions in which we operate. As a general matter, we are regulated by gaming commissions or similar authorities at the state or tribal level, such as the New Jersey Casino Control Commission and New Jersey Division of Gaming Enforcement. In some jurisdictions, such as Nevada, we are considered a supplier of “associated equipment” and could be required by the regulatory authorities, in their discretion, to file a license application. In such event, any of our officers, directors or beneficial owners of our securities could be required to apply for a license or a finding of suitability. To date, we have not been required to file such an application. Most of the jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In these jurisdictions, we are typically characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The licensure, qualification and approval requirements and the regulations imposed on non-gaming suppliers and vendors are generally less stringent than for gaming-related suppliers and vendors, and as such, we are often subject to a lesser degree of regulation than our customers that directly engage in gaming activities. However, some of the jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors and we are subject to the same stringent licensing, qualification or approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Most state and many tribal gaming regulators require us to obtain and maintain a permit or license to provide our services to gaming establishments. The process of obtaining such permits or licenses often involves substantial disclosure of information about us, our officers, directors and beneficial owners of our securities, and involves a determination by the regulators as to our suitability as a supplier or vendor to gaming establishments.
      The expansion of our business or the introduction of new cash access products or services may result in us being characterized as a gaming-related supplier or vendor in jurisdictions in which we are now a non-gaming related supplier or vendor. Our EDITH and TODD cashless gaming products, for example, interact with a gaming establishment’s slot accounting system and operate in close physical proximity to slot machines, and are therefore much more closely connected to gaming activity than our other products and services that provide access to cash independent of any gaming equipment. These differences may result in a regulatory characterization of us as a gaming-related supplier or vendor, which would subject us to an increased regulatory burden which could include, but is not limited to: requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our securities; the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and, requiring regulatory approval of certain commercial transactions such as the transfer or pledge of equity interests in the company. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis.
      Gaming regulatory authorities have broad discretion and can require any beneficial holder of our securities, regardless of the number of shares of common stock or amount of debt securities owned, to file an application, be investigated, and be subject to a determination of suitability. If the beneficial holder of our securities who must be found suitable is a corporation, partnership, or trust, such entity must submit detailed business and financial information including a list of its officers, directors, partners and beneficial owners. Further disclosure by those officer, directors, partners and beneficial owners may be required. Under certain circumstances and in certain jurisdictions, an institutional investor, as defined in the applicable gaming regulations, that acquires a certain amount of our securities may apply to the regulatory authority for a waiver of these licensure, qualification or finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the securities were acquired and are held in the ordinary course of its business.
      The changes in our ownership, management and corporate structure that resulted from the recapitalizations of our ownership in 2004 and our conversion from a limited liability company to a corporation in 2004, required us to notify many of the state and tribal gaming regulators under whose jurisdiction we operate. In many cases, those regulators have asked us for further information and explanation of those changes. To date, we have satisfied certain of these inquiries, and are continuing to cooperate with those that are ongoing. Given the magnitude of the changes in our ownership that resulted from the recapitalizations, we were required to re-apply for new permits or licenses in some jurisdictions, but were not required to discontinue our operations during the period of re-application.

Financial Services Regulation
      Anti-Money Laundering. The USA PATRIOT Act of 2001 and its implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: (1) internal policies, procedures, and controls designated to identify and report money laundering; (2) a designated compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program.
      In addition, the cash access services that we provide are subject to certain recordkeeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment personnel at the cage, and we, in situations where we provide our cash access services directly to patrons through satellite cages or booths that we staff and operate, are required to file a SAR with the U.S. Treasury Department’s Financial Crimes Enforcement Network of any suspicious transaction relevant to a possible violation of law or regulation. To be reportable, the transaction must meet certain criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment personnel at the cage, and we, in situations where we provide our cash access services directly to patrons through satellite cages or booths that we staff and operate, are required to file a CTR of each deposit, withdrawal, exchange of currency or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our computer systems automatically identify transactions that give rise to reporting obligations. When we issue or sell drafts for currency in amounts between $3,000 and $10,000, we maintain a record of certain information about the purchaser, such as the purchaser’s address, Social Security Number and date of birth. Finally, we maintain a record of each extension of credit by us in an amount in excess of $10,000, including the name and address of the person to whom the extension of credit is made, the amount, the nature and purpose of the credit, and the date of the loan.
      Following the events of September 11, 2001, the United States and certain other governments have imposed and are considering a variety of new regulations focused on the detection and prevention of money laundering and money transmitting to or from terrorists and other criminals. We continue to implement policies and procedures to help satisfy these requirements.
      Fund Transfers. Our POS debit card transactions and ATM services are subject to the Electronic Fund Transfer Act, which provides gaming patrons with certain rights including with respect to disputes relating to unauthorized charges, charges that list the wrong date or amount, charges for goods and services that are not accepted or delivered as agreed, math errors and charges for which a cardholder asks for an explanation or written proof of transaction along with a claimed error or request for clarification. We have implemented the necessary policies and procedures in order to comply with the regulatory requirements for fund transfers.
      Credit Reporting. Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003, which provide patrons certain rights to access their Central Credit files, dispute information contained in their Central Credit files and add brief statements to their Central Credit files in the event disputes are not resolved by our investigation. We continue to implement policies and procedures as well as adapt our business practices in order to comply with these laws and regulations. In addition to federal regulation, our Central Credit gaming patron credit bureau services are subject to the state credit reporting regulations which impose similar requirements to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003.
      Debt Collection. Although we currently outsource all debt collection efforts to a third party, we may engage in debt collection efforts for credit extended using our QuikCredit service and we may engage in efforts to collect on dishonored checks purchased by Central Credit pursuant to our check warranty services and chargebacks. All such collection practices are subject to the Fair Debt Collections Practices Act, which generally prohibits unfair, deceptive or abusive debt collection practices, as well as consumer-debt-collection laws and regulation adopted by the various states.
      Privacy Regulations. Our collection of information from patrons who use our cash access services is subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act and its implementing federal regulations. We gather, as permitted by law, certain non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers, Social Security numbers and income, credit histories and transaction information. The Gramm-Leach-Bliley Act requires us to safeguard and protect the privacy of such non-public personal information. Also, the Gramm-Leach-Bliley Act requires us to make certain disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to prevent us from releasing information about them to unaffiliated third parties in certain situations. In this regard, we provide patrons with a privacy notice, an opportunity to review our privacy policy, and an opportunity to opt out of certain disclosures. In addition to the federal Gramm-Leach-Bliley Act privacy regulations we are subject to state privacy regulations. State privacy regulations impose more stringent limitations on access and use of personal information. We continue to implement policies and programs as well as adapt our business practices in order to comply with state specific privacy laws and regulations.
      ATM Operations. Our ATM services are subject to applicable state banking regulations in each jurisdiction in which we operate ATMs. These regulations require, among other things, that we register with the state banking regulators as an operator of ATMs, that we provide gaming patrons with certain notices of the transaction fees assessed upon use of our ATMs, that our transaction fees do not exceed designated maximums, that we offer gaming patrons a means of resolving disputes with us, and that we comply with prescribed safety and security requirements.
      Check Cashing. In jurisdictions in which we serve as a check casher or agree to defer deposit of gaming patrons’ checks under our QuikCredit services, we are subject to the state licensing requirements and regulations governing check cashing activities. Generally, these regulations require us to obtain a license from the state’s banking regulators to operate as a check casher. Certain states also impose restrictions on this activity such as restrictions on the amounts of service fees that may be imposed on the cashing of certain types of checks, requirements as to records that must be kept with respect to dishonored checks, and requirements as to the contents of receipts that must be delivered to gaming patrons at the time a check is cashed.
      Lending. In those states in which we are deemed to operate as a short-term consumer or payday lender as a result of our QuikCredit services, we are subject to the various state regulations governing the terms of the loans. Typically, the state regulations limit the amount that a lender or service provider may lend or provide and, in some cases, the number of loans or transactions that a lender or service provider may make to any customer at one time, restrict the amount of finance or service charges or fees that the lender or service provider may assess in connection with any loan or transaction. The lender or service provider must also comply with various consumer disclosure requirements, which are typically similar or equivalent to the Federal Truth in Lending Act and corresponding federal regulations, in connection with the loans or transactions.
      Network and Card Association Regulation. In addition to the governmental regulation described above, certain of our services are also subject to rules promulgated by various payment networks, EFT networks and card associations.

Other Regulation
      When contracting with tribal owned or controlled gaming establishments, we become subject to tribal laws and regulations that may differ materially from the non-tribal laws and regulations under which we generally operate. In addition to tribal gaming regulations that may require us to provide certain disclosures or obtain certain licenses or permits to conduct our business on tribal lands, we may also become subject to tribal laws that govern our contracts. These tribal governing laws may not provide us with processes, procedures and remedies that enable us to enforce our rights as effectively and advantageously as the processes, procedures and remedies that would be afforded to us under non-tribal laws, or to enforce our rights at all, and may expose us to an increased risk of contract repudiation as compared to that inherent in dealing with non-tribal customers. Many tribal laws permit redress to a tribal adjudicatory body to resolve disputes; however, such redress is largely untested in our experience. We may be precluded from enforcing our rights against a tribal body under the legal doctrine of sovereign immunity.
      We are also subject to a variety of gaming and other laws and regulations in the United Kingdom, Canada and the Caribbean, and we expect to become subject to gaming and other laws in the jurisdictions into which we expand our operations. Our expansion into new markets is dependent upon the adoption of enabling legislation in new jurisdictions and our ability to comply with the regulatory regimes adopted by such jurisdictions.
      As we develop new services and new products, we may become subject to additional federal and state regulations. For example, in the event that we form or acquire a bank or industrial loan company, we would become subject to a number of additional banking and financial institution regulations, which may including the Bank Holding Company Act. These additional regulations could substantially restrict the nature of the business in which we may engage and the nature of the businesses in which we may invest. In addition, changes in current laws or regulations and future laws or regulations may restrict our ability to continue our current methods or operation or expand our operations and may have material adverse effect on our business, results of operations and financial condition.
Employees
      As of December 31, 2004, we had approximately 295 employees. We are not subject to any collective bargaining agreement and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.

ITEM 2.	PROPERTIES
      Our headquarters are located in a leased facility in Las Vegas, Nevada and consist of approximately 40,000 square feet of office space which is under a lease through May 2011. We operate a remote sales office in approximately 800 square feet of office space in Atlantic City, New Jersey under a lease through August 14, 2005. We also lease approximately 1,262 square feet of space in Reno, Nevada under a lease through July 31, 2005, which houses computer systems and equipment that constitute our backup data center. We may seek to relocate our Reno facility upon the expiration of that lease.

ITEM 3.	LEGAL PROCEEDINGS
      On October 22, 2004, we and USA Payments, as co-plaintiffs, filed a complaint in United States District Court, District of Nevada against U.S. Bancorp d/b/a U.S. Bank, Certegy Inc., Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. alleging the infringement of the patented “3-in-1 rollover” functionality of which we are the exclusive licensee in the gaming industry. In this litigation, we are seeking an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent. In its response, the defendants have denied infringement and have asserted patent invalidity. In addition, the defendants have asserted various antitrust and unfair competition counterclaims.
      We are threatened with or named as a defendant in various lawsuits in the ordinary course of business, such as personal injury claims and employment-related claims.

      It is not possible to determine the ultimate disposition of these matters; however, we are of the opinion that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters where submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      There is no established public trading market for our common stock.
      As of March 1, 2005, all of our outstanding common stock was held by our parent company, GCA Holdings, Inc.
      Other than the payment of a cash dividend to our sole stockholder in an amount required for our sole stockholder to pay federal, state, local and foreign income taxes to the extent that such income taxes were attributable to the taxable income of us and our subsidiaries when we operated our business through a limited liability company prior to incorporating, we have not declared or paid any cash dividends on our common stock and we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We are subject to restrictions under our senior secured credit facility and the indenture that governs our senior subordinated notes that currently materially limit our ability to pay cash dividends on our common stock.
      Pursuant to the terms of our senior secured credit facility, we are prohibited from declaring or paying any cash dividends, except (i) to our sole stockholder in amounts required for our sole stockholder to pay franchise taxes, accounting, legal and other fees required to maintain its corporate existence and provide for certain other operating costs, not to exceed $300,000 per fiscal year, (ii) to our sole stockholder in amounts required for our sole stockholder to pay federal, state, local and foreign income taxes to the extent that such income taxes are attributable to the taxable income of us and our subsidiaries, and (iii) to our sole stockholder after its initial public offering of equity securities in amounts equal to the amounts expended by our sole stockholder to purchase, repurchase, redeem, retire or otherwise acquire for value equity interests of our sole stockholder owned by employees or former employees, directors or former directors, consultants or former consultants, up to $1,000,000 per fiscal year.
      Pursuant to the terms of the indenture governing our senior subordinated notes, we are prohibited from declaring or paying any cash dividends, unless (i) immediately before and after the payment of such dividend we are not and would not be in default of any provisions of the indenture, (ii) immediately before and after the payment of such dividend we would be able to incur additional indebtedness under certain provisions of the indenture, and (iii) after giving effect to such dividend, the aggregate amount of all restricted payments specified in the indenture made by us after the date of the indenture do not exceed a specified amount; provided, however, that we may declare and pay cash dividends (A) to our sole stockholder in amounts required for our sole stockholder to pay franchise taxes, accounting, legal and other fees required to maintain its corporate existence and provide for certain other operating costs, not to exceed $500,000 per fiscal year, (ii) to our sole stockholder in amounts required for our sole stockholder to pay federal, state, local and foreign income taxes to the extent that such income taxes are attributable to the taxable income of us and our subsidiaries, and (iii) to our sole stockholder after its initial public offering of equity securities in amounts equal to the amounts expended by our sole stockholder to purchase, repurchase, redeem, retire or otherwise acquire for value equity interests of our sole stockholder owned by employees or former employees, directors or former directors, consultants or former consultants, up to $1,000,000 per fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA
      The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations. The pro forma income tax amounts below are unaudited and have been calculated to reflect the taxes that would have been reported had we been subject to federal and state income taxes as a corporation during the periods presented.

	For the Years Ended December 31,

	2000	2001(1)	2002	2003	2004

	(Dollars in thousands)
Income Statement Data:
Revenues
Cash advance	$170,792	$174,787	$182,754	$186,547	$209,962
ATM	33,634	110,074	119,424	132,341	158,433
Check services	26,997	26,614	29,412	26,326	23,768
Central Credit and other	10,216	10,152	10,303	10,500	10,840

Total revenues	241,639	321,627	341,893	355,714	403,003
Cost of revenues	147,900	203,274	216,658	232,463	270,112

Gross profit	93,739	118,353	125,235	123,251	132,891
Operating expenses	(38,250)	(54,270)	(57,649)	(45,430)	(45,322)
Depreciation and amortization	(11,084)	(16,838)	(11,820)	(14,061)	(13,548)

Operating income	44,405	47,245	55,766	63,760	74,021
Interest expense, net(2)	(1,177)	(5,082)	(4,933)	(5,450)	(32,025)

Income before income tax (provision) benefit and minority ownership loss	43,228	42,163	50,833	58,310	41,996
Income tax (provision) benefit	(637)	(442)	(1,451)	(321)	212,346

Income before minority ownership loss	42,591	41,721	49,382	57,989	254,342
Minority ownership loss(3)	—	420	1,040	400	213

Net income	$42,591	$42,141	$50,422	$58,389	$254,555

Pro forma computation related to conversion to corporation for tax purposes
Income before provision for income taxes and minority ownership loss — historical	$43,228	$42,163	$50,833	$58,310	$41,996
Income tax provision — historical, exclusive of one-time tax benefit(4)	(637)	(442)	(1,451)	(321)	(10,519)
Pro forma income tax provision — unaudited(5)	(17,951)	(16,154)	(16,940)	(20,741)	(4,600)
Minority ownership loss — historical	—	420	1,040	400	213

Pro forma net income	$24,640	$25,987	$33,482	$37,648	$27,090

Balance Sheet Data:
(at end of period)
Cash and cash equivalents	$27,448	$37,500	$57,584	$23,423	$48,877
Total assets	291,249	276,207	287,039	243,627	495,925
Total borrowings	—	—	—	—	478,250
Stockholders’ deficiency and members’ capital	220,448	205,202	202,271	199,247	(57,479)
Other Data:
Net cash used in investing activities(6)	$14,348	$6,295	$9,750	$7,047	$4,861

(1)	The increase in revenues and operating expenses during fiscal 2001, as compared to fiscal 2000, is primarily attributable to our acquisitions of the gaming ATM portfolios of Bank of America, N.A. and InnoVentry Corporation.

(2)	Interest expense, net, includes interest income.

(3)	Minority ownership loss represents the portion of the loss from operations of QuikPlay, LLC that is attributable to the 40% ownership interest in QuikPlay, LLC that is not owned by us.

(4)	In connection with our conversion to a taxable corporate entity for United States income tax purposes, we recognized a net tax asset created by a step up in the tax basis of our net assets due to the Restructuring of Ownership and the Securities Purchase and Exchange Agreement. For purposes of determining the pro forma net income, the recognition of this one-time step up in basis has been excluded from our pro forma tax computation.

(5)	The pro forma unaudited income tax adjustments represent the tax effects that would have been reported had the Company been subject to United States federal and state income taxes as a corporation. Pro forma expenses are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company been subject to United States federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to United States federal and state income taxes for all periods presented.

The following table presents the computation of the pro forma income tax expense for all the periods presented (amounts in thousands):

	For the Years Ended December 31,

	2000	2001	2002	2003	2004

Income before income taxes, as reported	$43,228	$42,163	$50,833	$58,310	$41,996
Effective pro forma income tax rate	43.00%	39.36%	36.18%	36.12%	36.00%

Pro forma income tax expense	$18,588	$16,596	$18,391	$21,062	$15,119

(6)	In 2004, net cash used in investing activities includes $1.0 million of non-compete payments to two former executives.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein and the information included in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.
Overview
      We are a provider of cash access products and related services to the gaming industry in the United States, the United Kingdom, Canada and the Caribbean. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash advances, point-of-sale, or POS, debit card transactions, check cashing and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. In 2004, we processed over 66 million transactions, disbursing approximately $13.7 billion in cash to gaming patrons. For the year ended December 31, 2004, we generated $403.0 million in revenues, $74.0 million in operating income and $254.6 million in net income. Our net income in the year ended December 31, 2004 benefited from a one-time realization of an estimated deferred tax asset that was created by the Recapitalization and the Private Equity Restructuring described below. Excluding the effects of the initial realization and adjustments of this estimated deferred tax asset, our net income for the year ended December 31, 2004 was $27.1 million.
      We began our operations as a joint venture limited liability company among M&C International and entities affiliated with Bank of America Corporation and First Data Corporation in July 1998. In September 2000, Bank of America Corporation sold its entire ownership interest in us to M&C International and First Data Corporation. In March 2004, Global Cash Access, Inc. issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 and borrowed $260 million under senior secured credit facilities. Global Cash Access Holdings, Inc. was formed to hold all of the outstanding capital stock of Global Cash Access, Inc. and to guarantee the obligations under the senior secured credit facilities. A substantial portion of the proceeds of these senior subordinated notes and senior secured credit facilities were used to redeem all of First Data Corporation’s interest in us and a portion of M&C International’s interest in us through a recapitalization (the “Recapitalization”), in which Bank of America Corporation reacquired an ownership interest in us. In May 2004, we completed a private equity restructuring (the “Private Equity Restructuring”) in which M&C International sold a portion of its ownership interest in us to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a Delaware corporation.
      In connection with our conversion from a limited liability company to a corporation for United States federal income tax purposes, we recognized deferred tax assets and liabilities from the expected tax consequences of temporary differences between the book basis and tax basis of our assets and liabilities at the date of conversion into a taxable entity. Prior to our conversion to a corporation, we operated our business through a limited liability company that was treated as a “pass through” entity for United States federal income tax purposes, so that our owners were responsible for the taxes on our earnings. The pro forma information included within our consolidated statements of income reflect the expected tax effects had we operated our business through a taxable corporation during all periods presented.
Principal Sources of Revenues and Expenses
      We derive our revenues as follows:
      Cash Advance. Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash advances and POS debit card transactions at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash advance or POS debit card transaction amount.
      ATM. ATM revenues are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. Cardholder surcharges are recognized as revenue when a transaction is initiated and reverse interchange is recognized as revenue on a monthly basis based on the total transactions occurring during the month. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are a fixed dollar amount and are not a percentage of the transaction amount.
      Check Services. Check services revenues are principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming establishments. In some cases, gaming establishments pass on the fees to patrons.
      Central Credit and Other Revenues. Central Credit revenues are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated, while other revenues are primarily based on a fee for specific service performed.

      Our principal costs and expenses include:
      Cost of Revenues. Cost of revenues are costs and expenses directly related to the generation of revenue. For cash advance, ATM and, to a lesser extent, check services, we pay a commission to the gaming establishment at which the transaction occurs. Commissions are the largest component of cost of revenues. We pay credit card associations and POS debit networks interchange fees for services they provide in routing transactions through their networks. In addition, we pay fees to participate in various ATM networks. The amounts of these interchange fees are determined by the card associations and networks in their sole discretion, and are subject to increase in their discretion from time to time. Many of our cash advance contracts enable us to pass through to our gaming establishment customers, who may in turn pass through to patrons, the amount of any increase in interchange or processing fees. We pay connectivity and processing fees to our network services providers. We incur warranty expense when checks that we have warranted through our Central Credit check warranty service or that TeleCheck has warranted through its check warranty service are dishonored upon presentment for payment. Our contract with TeleCheck limits our warranty expense for checks warranted by TeleCheck to a maximum percentage of the total face amount of dishonored checks. Other cost of revenues consists primarily of costs related to maintaining our Central Credit database and our patron transaction database.
      Operating Expenses. Operating expenses consist primarily of salaries and benefits, armored carrier expenses, telecommunications expenses, the cost of repair and maintenance on our cash access devices and gain (loss) on sale or disposal of assets.
      Interest Expense. Interest expense includes interest incurred on our senior secured credit facilities and our senior subordinated notes, and the amortization of deferred financing costs. Interest expense also includes the cash usage fees associated with the cash used in our ATM machines.
      Interest Income. We generate interest income on the amount of cash in our bank accounts and on cash that is deposited into accounts to settle our credit card cash advance and POS debit card transactions.
      Income Tax. Our earnings are subject to taxation under the tax laws of the jurisdictions in which we operate. Prior to our conversion to a Delaware corporation, our domestic earnings were not subject to corporate taxation because we were organized as a Delaware limited liability company. Subsequent to our conversion to a Delaware corporation, our domestic earnings have been subject to corporate taxation.
      Minority Interest. Minority interest represents the net income or loss that is attributable to minority owners in our subsidiaries for the period. The minority interest shown on the consolidated financial statements reflects a minority interest of 40% held by IGT in our QuikPlay, LLC subsidiary.

Results of Operations
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      The following table sets forth the condensed consolidated results of operations for the years ended December 31, 2004 and December 31, 2003 (amounts in thousands):

	December 31, 2004		December 31, 2003

	$		$
		%		%
Revenues
Cash advance	$209,962	52.1%	$186,547	52.4%
ATM	158,433	39.3	132,341	37.2
Check services	23,768	5.9	26,326	7.4
Central Credit and other revenues	10,840	2.7	10,500	3.0

Total revenues	403,003	100.0	355,714	100.0
Cost of revenues	270,112	67.0	232,463	65.4

Gross profit	132,891	33.0	123,251	34.6
Operating expenses	(45,322)	(11.2)	(45,430)	(12.8)
Depreciation and amortization	(13,548)	(3.4)	(14,061)	(4.0)

Operating income	74,021	18.4	63,760	17.9

Interest income (expense), net	(32,025)	(7.9)	(5,450)	(1.5)

Income before income tax benefit (provision) and minority ownership loss	41,996	10.4	58,310	16.4
Income tax benefit (provision)	212,346	52.7	(321)	(0.1)

Income before minority ownership loss	254,342	63.1	57,989	16.3
Minority ownership loss	213	0.1	400	0.1

Net income	$254,555	63.2%	$58,389	16.4%

Income before income tax benefit (provision) and minority ownership loss	$41,996	10.4%	$58,310	16.4%
Pro forma provision for income taxes	(15,119)	(3.8)	(21,062)	(5.9)
Minority ownership loss	213	0.1	400	0.1

Pro forma net income	$27,090	6.7%	$37,648	10.6%

Total Revenues
      Total revenues for the year ended December 31, 2004 were $403.0 million, an increase of $47.3 million, or 13.3%, as compared to the year ended December 31, 2003. This increase was primarily due to the reasons described below.
      Cash Advance. Cash advance revenue for the year ended December 31, 2004 was $210.0 million, an increase of $23.4 million, or 12.6%, as compared to the year ended December 31, 2003. This increase was primarily due to a 51.2% increase in POS debit card transaction revenue and a 9.4% increase in credit card cash advance revenue. We anticipate that POS debit card transaction revenue will continue to grow more rapidly than credit card cash advance revenue. The total amount of cash disbursed increased 12.0% from $3.8 billion to $4.2 billion and the number of transactions completed increased 8.6% from 8.1 million to 8.8 million. Revenue per cash advance transaction increased 3.6%, from $22.93 to $23.76.
      ATM. ATM revenue for the year ended December 31, 2004 was $158.4 million, an increase of $26.1 million, or 19.7%, as compared to the year ended December 31, 2003. The increase was primarily attributable to a 16.4% increase in the number of transactions from 45.7 million to 53.2 million. Revenue per ATM transaction increased 2.9% from $2.90 to $2.98. There was a 21.9% increase in the total amount of cash disbursed from $6.9 billion to $8.4 billion.
      Check Services. Check services revenue for the year ended December 31, 2004 was $23.8 million, a decrease of $2.6 million, or 9.7%, as compared to the year ended December 31, 2003. The face amount of checks warranted declined 8.8% from $1.2 billion to $1.1 billion. The number of checks warranted decreased 11.9% from 5.5 million to 4.8 million, while the average face amount per check warranted increased from $216.44 to $223.87. Check warranty revenue as a percent of face amount warranted was 2.08% in 2004 as compared to 2.14% for the year ended December 31, 2003, and revenue per check warranty transaction increased 0.7% from $4.63 to $4.66. We expect check services revenue, including check warranty revenue, to continue to decline as patrons increasingly use ATMs, POS debit cards and credit cards to access funds.
      Central Credit and Other. Central Credit and other revenues for the year ended December 31, 2004, were $10.8 million, an increase of $0.3 million, or 3.2%, as compared to the year ended December 31, 2003. The increase was primarily a result of our prior year price increases being in effect for the entire year and increases in our marketing revenue.

Costs and Expenses
      Cost of Revenues. Cost of revenues increased 16.2% from $232.5 million to $270.1 million. The largest component of cost of revenues is commissions, and commissions increased 17.2% in 2004 as contracts were signed or renewed at higher commission rates than experienced in 2003. The second-largest component of cost of revenues is interchange; interchange expenses increased 16.0%. Warranty expenses increased 3.3% even as check service revenue declined. We expect that commissions and interchange will continue to increase, and we expect that in 2005 cost of revenues will increase at a rate faster than revenues.
      Primarily as a result of the factors described above, gross profit increased 7.8%, from $123.3 million to $132.9 million. We expect that, even though cost of revenues will grow more rapidly than revenues, gross profit will increase in 2005.
      Operating Expenses. Operating expenses for the year ended December 31, 2004 were $45.3 million, a decrease of $0.1 million, or 0.2%, as compared to the year ended December 31, 2003. Operating expenses in 2004 include several expenses aggregating $6.1 million that we consider to be unusual in nature. These expenses consist of $2.3 million in settlement and related expenses of a lawsuit, $1.5 million in payment of disputed Canadian taxes, $1.8 million in expenses related to the Private Equity Restructuring, and $0.5 million of other unusual expenses. Excluding these unusual expenses, operating expenses in 2004 would have been $39.2 million, a reduction of $6.2 million, or 13.6%, from 2003. This reduction is primarily due to the full year of cost savings that were obtained through various initiatives in 2003, including the restructuring of certain ATM service contracts, headcount reductions, and renegotiation of the TeleCheck agreement. We believe that excluding the unusual items for 2004 provides a more representative understanding of our 2004 operating expenses. We expect that operating expenses will increase in 2005 at a rate of growth lower than the rate of growth in cost of revenues.
      Depreciation and Amortization. Depreciation expense for the year ended December 31, 2004 was $7.9 million, an increase of $0.3 million, or 4.3%, as compared to the year ended December 31, 2003. The increase was primarily due to the procurement of additional ATM equipment. Amortization expense, which relates principally to computer software and customer contracts, decreased $0.8 million from $6.5 million to $5.7 million, as a result of certain capitalized software projects becoming fully amortized.
      Primarily as a result of the factors described above, operating income for the year ended December 31, 2004 was $74.0 million, an increase of $10.3 million, or 16.1%, as compared to the year ended December 31, 2003.
      Interest Income (Expense), Net. Interest income was $1.3 million in 2004, essentially unchanged from $1.3 million in 2003. Interest expense for the year ended December 31, 2004, was $33.3 million, an increase of $26.6 million, or 393.1%, as compared to December 31, 2003. The increase is primarily due to the borrowings incurred in March 2004 in connection with the Recapitalization. Interest expense on borrowings (including amortization of deferred financing costs) was $27.6 million in 2004 as compared to $0 in 2003. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $5.7 million in 2004 as compared to $6.8 million in 2003, a reduction of $1.0 million or 15.5%. The reduction resulted primarily from a more favorable supply agreement for ATM cash that was entered into in June 2004.
      Primarily as a result of the foregoing, income before income tax benefit (provision) and minority ownership loss was $42.0 million for the year ended December 31, 2004, a decrease of $16.3 million, or 28.0%, as compared to the prior year.
      Income Tax. For all of 2003, we were a limited liability company. As a consequence, all of our United States federal and state tax obligations were passed through to our members and we recorded no provision for such taxes. Income tax expense of $0.3 million in 2003 was entirely attributable to income taxes in non-United States jurisdictions. In 2004, we were a limited liability company up until May 14, 2004, at which point we converted to a Delaware corporation and elected to be taxed at the corporate level. United States income tax obligations for the period prior to May 14, 2004, were passed through to our members. Income tax benefit of $212.3 million for the year ended December 31, 2004, represents foreign income tax expense of $1.7 million, United States state and federal income tax expense of $8.8 million, and the estimated realization of a net deferred tax asset created by the Recapitalization and the Private Equity Restructuring of $222.9 million.
      The amount of the net deferred tax asset will depend upon the ultimate gain reported by the sellers in both the Recapitalization and the Private Equity Restructuring. The amount included as income in 2004 is based on current estimates of those gains. To the extent that we receive revised information about the gain realized by the sellers, we will be obligated to recompute the deferred tax asset, and changes in the balance of the deferred tax asset will be recognized as income tax benefit or expense in the period in which we receive the revised information. We expect that the component of the net deferred tax asset attributable to the Recapitalization and the Private Equity Restructuring will be amortized over 15 years, with the result that our United States federal income taxes paid (to the extent that we have taxable income) will be approximately $15.9 million lower per year than the amount we record as income tax expense in each of the next 15 years. We expect that in 2005 the provision for income tax expense will be approximately 36% of income before income tax benefit (provision) and minority ownership loss.
      Primarily as a result of the foregoing, income before minority ownership loss was $254.3 million for the year ended December 31, 2004, an increase of $196.4 million, or 338.6%, as compared to the prior year.
      Minority Ownership Loss. Minority ownership loss attributable to QuikPlay, LLC for the year ended December 31, 2004 was $0.2 million, a decrease of $0.2 million as compared to the year ended December 31, 2003. This decrease was primarily due to a full year of revenue being realized in 2004 as opposed to only a partial year in 2003. We expect that QuikPlay, LLC will record a loss in 2005 as well.
      Primarily as a result of the foregoing, net income was $254.6 million for the year ended December 31, 2004, an increase of $196.2 million, or 336.0%, as compared to the prior year.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      The following table sets forth the condensed consolidated results of operations for the years ended December 31, 2003 and December 31, 2002 (amounts in thousands):

	December 31, 2003		December 31, 2002

	$		$
		%		%
Revenues
Cash advance	$186,547	52.4%	$182,754	53.5%
ATM	132,341	37.2	119,424	34.9
Check services	26,326	7.4	29,412	8.6
Central Credit and other revenues	10,500	3.0	10,303	3.0

Total revenues	355,714	100.0	341,893	100.0
Cost of revenues	232,463	65.4	216,658	63.4

Gross profit	123,251	34.6	125,235	36.6
Operating expenses	(45,430)	(12.8)	(57,649)	(16.9)
Depreciation and amortization	(14,061)	(4.0)	(11,820)	(3.5)

Operating income	63,760	17.9	55,766	16.3

Interest income (expense), net	(5,450)	(1.5)	(4,933)	(1.4)

Income before income tax benefit (provision) and minority ownership loss	58,310	16.4	50,833	14.9
Income tax benefit (provision)	(321)	(0.1)	(1,451)	(0.4)

Income before minority ownership loss	57,989	16.3	49,382	14.4
Minority ownership loss	400	0.1	1,040	0.3

Net income	$58,389	16.4%	$50,422	14.7%

Income before income tax benefit (provision) and minority ownership loss	$58,310	16.4%	$50,833	14.9%
Pro forma provision for income taxes	(21,062)	(5.9)	(18,391)	(5.4)
Minority ownership loss	400	0.1	1,040	0.3

Pro forma net income	$37,648	10.6%	$33,482	9.8%

Total Revenues
      Total revenues for the year ended December 31, 2003 were $355.7 million, an increase of $13.8 million, or 4.0%, as compared to the year ended December 31, 2002. This increase was primarily due to the reasons described below.
      Cash Advance. Cash advance revenues for the year ended December 31, 2003 were $186.5 million, an increase of $3.8 million, or 2.1%, as compared to the year ended December 31, 2002. This increase was primarily due to a 20.0% increase in POS debit card transaction revenue and a 0.8% increase in credit card cash advance revenue. The total amount of cash disbursed increased 4.7% from $3.6 billion to $3.8 billion. The number of transactions completed declined 0.4% from 8.2 million to 8.1 million. Revenue per cash advance transaction increased 2.5% from $22.38 to $22.93.
      ATM. ATM revenues for the year ended December 31, 2003 were $132.3 million, an increase of $12.9 million, or 10.8%, as compared to the year ended December 31, 2002. The increase was driven by a 7.4% increase in the number of transactions from 42.5 million to 45.7 million. Revenue per ATM transaction rose from $2.81 to $2.90, and increase of 3.1%. The total amount of cash disbursed increased 11.2% from $6.2 billion to $6.9 billion.

      Check Services. Check services revenues for the year ended December 31, 2003 were $26.3 million, a decrease of $3.1 million, or 10.5%, as compared to the year ended December 31, 2002. The total face amount of checks warranted declined 11.7% from $1.3 billion to $1.2 billion. The number of checks warranted decreased 21.0% from 7.0 million to 5.5 million, and the average face amount per check warranted increased 11.8%, from $193.68 to $216.44. Check warranty revenue as a percent of face amount warranted decreased from 2.17% to 2.14% and revenue per check warranty transaction increased from $4.21 to $4.63.
      Central Credit and Other. Central Credit and other revenues for the year ended December 31, 2003, were $10.5 million, an increase of $0.2 million, or 1.9%, as compared to the year ended December 31, 2002. This increase was primarily due to our first price increase for Central Credit services in the last five years.

Costs and Expenses
      Cost of Revenues. Cost of revenues for the year ended December 31, 2003 was $232.5 million, an increase of $15.8 million, or 7.3%, as compared to the year ended December 31, 2002. Commissions increased 5.4%, principally due to the fact that ATM revenues, which carry the highest commission rate, grew more rapidly than other categories of revenue. Interchange and processing expenses increased 13.3% primarily as a result of higher dollar volumes of cash advance and an increase in applicable interchange rates. Warranty expense was unchanged, but was higher as a percentage of the face amount of checks warranted. Other costs and expenses declined modestly primarily as a result of a change in product mix.
      Primarily as a result of the factors described above, gross profit declined 1.6% to $123.3 million in 2003 as compared to $125.2 million in 2002.
      Operating Expenses. Operating expenses for the year ended December 31, 2003 were $45.4 million, a decrease of $12.2 million, or 21.2%, as compared to the year ended December 31, 2002. This decrease was primarily due to cost reduction initiatives implemented in 2003 offset by higher operating expenses due to increased ATM transactional volumes.
      Depreciation and Amortization. Depreciation expense for the year ended December 31, 2003 was $7.6 million, an increase of $2.2 million, or 42.3%, as compared to the year ended December 31, 2002. This increase was primarily due to the procurement of additional ATM equipment to support new business we gained during the year. Amortization expense related to computer software and customer contracts for the year ended December 31, 2003 was $6.5 million, unchanged as compared to the year ended December 31, 2002.
      Primarily as a result of the foregoing, operating income for the year ended December 31, 2003 was $63.8 million, an increase of $8.0 million, or 14.3%, as compared to the year ended December 31, 2002.
      Interest Income (Expense), Net. Interest income was $1.3 million in 2003, essentially unchanged from $1.3 million in 2002. Interest expense for the year ended December 31, 2003, was $6.8 million, an increase of $0.5 million, or 8.8%, as compared to December 31, 2002. This increase was primarily due to an increase in cash balances necessary to support the growth in the ATM business offset by lower interest rates.
      Primarily as a result of the foregoing, income before income tax provision and minority ownership loss increased $7.5 million, or 14.7% in the year ended December 31, 2003 as compared to the prior year.
      Income Tax Provision. The provision for income taxes relates solely to foreign income taxes. The provision for foreign income tax for the year ended December 31, 2003 was $0.3 million, a decrease of $1.1 million as compared to the year ended December 31, 2002. This decrease was primarily due to unanticipated provincial taxes that were paid in 2002.
      Primarily due to the factors described above, income before minority ownership loss increased $8.6 million, or 17.4%, in 2003 as compared to the prior year.
      Minority Ownership Loss. Minority ownership loss attributable to QuikPlay, LLC for the year ended December 31, 2003 was $0.4 million, a decrease of $0.6 million as compared to the year ended December 31,

2002. This decrease was primarily due to the completion of development and the first installation of the TODD product.
      Primarily as a result of the foregoing, net income for the year ended December 31, 2003, was $58.4 million, an increase of $8.0 million, or 15.8%, as compared to the year ended December 31, 2002.
Critical Accounting Policies
      The preparation of our financial statements in conformity with United States GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions. You should review the notes to our consolidated financial statements for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.

Goodwill
      We have approximately $156.7 million in net unamortized goodwill on our consolidated balance sheet at December 31, 2004 resulting from our acquisition of other businesses. A new accounting standard adopted in 2002 requires an annual review of goodwill and other non-amortizing intangible assets for impairment. We completed our initial assessment for impairment of goodwill and determined that no impairment was necessary at that time. Our most recent annual assessment was performed as of October 1, 2004 and it was determined that no impairment adjustment was necessary at that time. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates, which could significantly affect our results of operations.

Revenue Recognition
      We recognize revenue when evidence of an arrangement exists, services have been rendered, our price fixed or determinable and collectibility is reasonably assured. We evaluate our revenue streams for proper timing of revenue recognition.
      Cash advance revenue is comprised of upfront patron transaction fees assessed at the time the transaction is initiated and a percentage of the face amount of the cash advance. Cash advance revenue is recognized at the point that a negotiable money order instrument is generated by the casino cashier.
      ATM revenue is comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron’s issuing bank. These issuing banks share the interchange revenue, or reverse interchange, with us to cover the costs we incur to acquire the ATM transaction. Upfront patron transaction fees are recognized when a transaction is authorized, and reverse interchange is recognized on a monthly basis.
      Check services revenue is generally contractually based upon a percentage of the face amount of total checks warranted. Check services revenue is recognized on a monthly basis.
      Central Credit revenue is based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. This revenue is recognized on a monthly basis. Revenue derived from our patron marketing products and services is recognized upon completion of services.

Recently Issued Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 46 (and subsequently revised its interpretation through February 2004), Consolidation of Variable Interest Entities, or VIEs. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, and establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which a company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after December 31, 2003. The consolidation requirements apply to older entities in the first period ending after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after December 31, 2003. The adoption of FIN 46 did not have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.
      SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.
      We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. GAAP beginning after June  15, 2005. We are also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date.
      Under the modified retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.
      Under both methods, we are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption. We have commenced our analysis of the impact of SFAS 123(R), but have not yet decided: (1) whether we will elect to adopt early, (2) if we elect to adopt early, then at what date we would do so, (3) whether we will use the modified prospective method or elect to use the modified retrospective method, and (4) whether we will elect to use straight line amortization or an accelerated method.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows
      The following table summarizes our cash flows for the years ended December 31, 2004, 2003 and 2002, respectively:

	For the Years Ended December 31,

	2004	2003	2002

Net cash provided by operating activities	$75,212	$33,471	$81,964
Net cash used in investing activities	(4,861)	(7,047)	(9,750)
Net cash used in financing activities	(44,650)	(63,067)	(52,333)
Net effect of exchange rate changes on cash and cash equivalents	(247)	2,482	203

Net increase (decrease) in cash and cash equivalents	25,454	(34,161)	20,084
Cash and cash equivalents, beginning of period	23,423	57,584	37,500

Cash and cash equivalents, end of period	$48,877	$23,423	$57,584

      Our principal source of liquidity is cash flows from operating activities, which were $75.2 million, $33.5 million and $82.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our cash flows from operating activities are influenced by changes in settlement receivables and the timing of payments related to settlement liabilities. For example, in 2003, changes in settlement liabilities resulted in a $34.3 million use of cash. This compares to a $19.0 million source of cash in 2004. The variation is due to the timing of our settlement liability payments. As a result, our cash flows from operating activities have changed and may in the future change substantially based upon the timing of our settlement liability payments. We calculate our net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities. The following table presents our net cash position at year-end for the last three fiscal years:

	December 31,

	2004	2003	2002

Cash and cash equivalents	$48,877	$23,423	$57,584
Settlement receivables	30,357	20,307	20,829
Settlement liabilities	(42,192)	(22,968)	(61,615)

Net cash position	$37,042	$20,762	$16,798

      Net cash used in investing activities totaled $4.9 million, $7.0 million, and $9.8 million for the years ended December 31, 2004, 2003, and 2002, respectively. Included in net cash used in investing activities were funds spent on software development in the amounts of $0.6 million, $1.0 million and $2.0 million, and funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $3.2 million, $6.0 million and $7.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, we also made severance payments in the aggregate amount of $1.0 million to two departing executives in consideration of covenants not to compete with us for a period of two years. We have capitalized those non-compete agreements and are amortizing them over the term of the non-compete period. We have met our capital requirements to date through cash flows from operating activities. We expect that capital expenditures in 2005 will be higher than in 2004, but we do not expect capital expenditures in 2005 to exceed $8 million.
      Net cash used in financing activities were $44.7 million, $63.1 million and $52.3 million for the years ended December 31, 2004, 2003 and 2002 respectively. In 2004, this is the result of $464.3 million in net borrowings (which include debt repayments, and payments for debt issuance costs), $509.3 million of distributions on or redemptions of membership interests, and $0.3 million in capital contributions from IGT related to QuikPlay, LLC, our joint venture with IGT. In 2003 and 2002, these cash outflows were a result of cash distributions on membership interests offset partially by capital contributions from IGT related to QuikPlay, LLC.

Indebtedness
      On March 10, 2004 we entered into senior secured credit facilities arranged by Banc of America Securities LLC with Bank of America, N.A. as administrative agent in an aggregate principal amount of $280.0 million, consisting of a five-year revolving credit facility of $20.0 million and a six-year term loan facility of $260.0 million. Proceeds of the term loan under the senior secured credit facilities were used to finance in part the Recapitalization and to pay related fees and expenses. The revolving credit facility will be used to provide ongoing working capital and for other general corporate purposes. Amounts available under this revolving credit were reduced by $3.4 million of letters of credit outstanding at December 31, 2004. The terms of our senior secured credit facilities require that a significant portion of our excess cash flow be devoted to reducing amounts outstanding under these facilities. As a result, we anticipate making a payment of $28.3 million in March 2005 from our excess cash flow for the year ended December 31, 2004 to reduce the amounts outstanding under these facilities. Under the terms of our senior secured credit facilities we are required to maintain certain financial covenants related to our leverage ratio, senior leverage ratio and fixed charge coverage ratio. Additionally, we have a covenant related to our allowable capital expenditures. As of December 31, 2004, we believe we are in compliance with all of our debt covenants.
      After giving effect to the Recapitalization, our total consolidated debt increased and, as a result, our interest expense increased compared to historic levels.
      The following is a summary of our contractual cash obligations as of December 31, 2004, including our senior subordinated notes and our senior secured credit facilities. These amounts exclude payments for excess cash flow, described above. Further, they assume a LIBOR rate of 2.42% for all periods presented.

			2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

	(Amounts in thousands)
Long-term debt	$478,250	$13,000	$26,000	$162,500	$276,750
Estimated interest payments	207,892	32,885	63,753	59,315	51,939
Operating leases	2,926	488	1,001	962	475

Total cash obligations	$689,068	$46,373	$90,754	$222,777	$329,164

Other Liquidity Needs and Resources
      Bank of America, N.A. supplies us with currency needed for normal operating requirements of our ATMs pursuant to a treasury services agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by the average London Interbank Offered Rate, or LIBOR, for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of December 31, 2004, the rate in effect, inclusive of the 25 basis points margin, was 2.67%, and the currency supplied by Bank of America, N.A. pursuant to this agreement was $371.2 million.
      We need supplies of cash to support each of our foreign operations that involve the dispensing of currency. For some foreign jurisdictions, such as the United Kingdom, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently. For other foreign jurisdictions, we must rely on the supply of cash generated by our operations in those foreign jurisdictions, and the costs of repatriation are prohibitive. For example, CashCall Systems, Inc., the subsidiary through which we operate in Canada, generates a supply of cash that is sufficient to support its operations, and all cash generated through such operations is retained by CashCall Systems, Inc. As we expand our operations into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the supply of cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

      We operate a cashless gaming joint venture with IGT through QuikPlay, LLC, a Delaware limited liability company, or QuikPlay, of which we own 60% of the equity interests and of which IGT owns 40% of the equity interests. The joint venture was formed to develop and market a cash access product that allows patrons to utilize a debit card to access cash directly at gaming machines. Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to QuikPlay. Our obligation to invest additional capital in QuikPlay is conditioned upon capital calls, which are in our sole discretion. As of December 31 2004, we had invested a total of $3.2 million in QuikPlay.
      We believe that borrowings available under our senior secured credit facilities, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the notes and under our senior secured credit facilities for the next 12 months and for the foreseeable future. We may seek, if necessary or otherwise advisable and to the extent permitted under the indenture governing the notes and the terms of the senior secured credit facilities, additional financing through bank borrowings or public or private debt or equity financings. We cannot assure you that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. The terms of any additional debt or equity financing that we may obtain in the future could impose additional limitations on our operations and/or management structure. We also cannot assure you that our estimates of our reasonably anticipated liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.
Off-Balance Sheet Arrangements
      We obtain currency to meet the normal operating requirements of our domestic ATMs and ACMs pursuant to a treasury services agreement with Bank of America, N.A. Under this agreement, all currency supplied by Bank of America, N.A. remains the sole property of Bank of America, N.A. at all times until it is dispensed, at which time Bank of America, N.A. obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. Because Bank of America, N.A. obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America, N.A. pursuant to the treasury services agreement are reflected as interest expense in our financial statements. Currency for the normal operating requirements of our foreign ATMs is supplied by the gaming establishments in which those ATMs are located.
Effects of Inflation
      Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Our non-monetary assets, consisting primarily of our deferred tax asset, goodwill and other intangible assets, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, armored carrier expenses, telecommunications expenses and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our cash access products and services to gaming establishments and their patrons.
Factors That May Impact Future Operating Results

If we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition and operating results may suffer a material adverse effect.
      We enter into contracts with our gaming establishment customers to provide our cash access products and related services to their patrons. Most of our contracts have a term ranging from three to five years in duration and provide that we are the only provider of cash access products to these establishments during the term of the contract. However, some of our contracts are terminable upon 30 days advance notice and some of our contracts either become nonexclusive or terminable by our gaming establishment customers in the event that we fail to satisfy certain covenants, including related to our ongoing product development. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in certain circumstances we may be forced to modify the terms of our contracts before they expire. When we have successfully renewed these contracts, these negotiations have in the past resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the expired contracts. In particular, we are often required to pay a higher commission rate to a gaming establishment than we previously paid in order to renew the relationship. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would reduce our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer, either for an extended period of time or forever. Our contracts are often global, in that they cover all of the gaming establishments of a particular operator wherever they are located around the world. So, the loss of a single contract often results in the loss of multiple gaming establishments. If we are required to pay higher commission rates or agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition and operating results would be harmed.

Because of significant concentration among our top customers, the loss of a top customer could have a material adverse effect on our revenues and profitability.
      In 2004, our five largest customers, Harrah’s Entertainment, Inc., Caesars Entertainment, Inc., Mandalay Resort Group, Boyd Gaming Corporation and Station Casinos, Inc., accounted for approximately 38.0% of our revenues. In 2004, revenues attributable to our largest customer, Harrah’s Entertainment, Inc., were approximately 11.7% of our revenues. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.
      Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers. For example, Mandalay Resort Group is currently the subject of a pending acquisition by MGM MIRAGE. We are engaged in competitive bidding for a new contract with MGM MIRAGE. If we are unsuccessful in securing a long-term contract with MGM MIRAGE and the pending acquisition of the Mandalay Resort Group by MGM MIRAGE is consummated, we may lose Mandalay Resort Group as a customer upon the expiration of our contract with it.

Competition in the market for cash access services is intense which could result in higher commissions or loss of customers to our competitors.
      The market for cash access products and related services is intensely competitive, and we expect competition to increase and intensify in the future. We compete with other providers of cash access products and services such as Game Financial Corporation, a subsidiary of Certegy Inc., operating as GameCash; Global Payment Systems operating as Cash & Win; Cash Systems, Inc; and financial institutions such as U.S. Bancorp and other regional and local banks that operate ATM machines on the premises of gaming establishments. We face potential competition from gaming establishments that may choose to operate cash access systems on their own behalf rather than outsource to us. We may in the future also face competition from traditional transaction processors, such as First Data Corporation, that may choose to enter the gaming patron cash services market. In connection with our redemption of First Data Corporation’s interest in us, First Data Corporation agreed not to compete with us prior to March 10, 2007. This agreement not to compete, however, is limited to the United States and Canada and is subject to a number of exceptions. Given its familiarity with our specific industry and business and operations as a result of being our majority owner from inception until March 10, 2004, First Data Corporation could be a significant competitive threat upon the expiration of this covenant not to compete. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. In addition, certain providers of cash access products and services to gaming establishments have established cooperative relationships with financial institutions in order to expand their service offerings.
      Other providers of cash access products and services to gaming establishments have in the past increased, and may in the future continue to increase, the commissions or other incentives they pay to gaming establishments in order to win those gaming establishments as customers and to gain market share. To the extent that competitive pressures force us to increase commissions or other incentives to establish or maintain relationships with gaming establishments, our business and operating results could be adversely affected.

If we are unable to protect our intellectual property adequately, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.
      Our success depends on developing and protecting our intellectual property. We have entered into license agreements with other parties for intellectual property that is critical to our business. We rely on the terms of these license agreements, as well as copyright, patent, trademark and trade secret laws to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. We hold one issued patent and we have three patent applications pending. However, we can provide no assurance that these applications will become issued patents. If they do not become issued patents, our competitors would not be prevented from using these inventions.
      We have also entered into license agreements with other parties for the exclusive use of their technology and intellectual property rights in the gaming industry, such as our license to use the “3-in-1 rollover” functionality from USA Payments and our license to certain portions of the software infrastructure upon which our systems operate from Infonox on the Web. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly and our business could be significantly harmed. It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without our authorization or otherwise infringe on our intellectual property rights or intellectual property rights that we exclusively license. In addition, we may not be able to deter current and former employees, consultants, and other parties from breaching confidentiality agreements with us and misappropriating proprietary information from us or other parties. If we are unable to adequately protect our intellectual property or our exclusively licensed rights, or if we are unable to continue to obtain or maintain licenses for proprietary technology from other parties, including in particular from USA Payments and Infonox on the Web, it could have a material adverse effect on the value of our intellectual property, our reputation, our business and our operating results.
      We may have to rely on litigation to enforce our intellectual property rights and contractual rights. For example, together with USA Payments, we are pursuing a patent infringement action against U.S. Bancorp, Certegy Inc. and Game Financial Corporation to discontinue what we believe to be their infringement of the rights arising under the patent to the “3-in-1 rollover” functionality, of which we are the exclusive licensee in the gaming industry. By pursuing this litigation, we are exposed to the risk that the defendants will attempt to invalidate the patent or otherwise limit its scope. If litigation that we initiate is unsuccessful, including the litigation described above, we may not be able to protect the value of our intellectual property and our business could be adversely affected. We may also face difficulty enforcing our rights in the QuikCash trademark because of the timing and sequence of certain assignment and renewal actions relating to the trademark.
      In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. In the event a claim of infringement against us is successful, we may be required to pay royalties to use technology or other intellectual property rights that we had been using or we may be required to enter into a license agreement and pay license fees. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources.

We are subject to extensive rules and regulations of card associations, including MasterCard International, Visa International and Visa U.S.A., that are always subject to change, which may harm our business.
      In 2004, a substantial portion of our revenues were derived from transactions subject to the extensive rules and regulations of the leading card associations, Visa International and Visa U.S.A., or VISA, and MasterCard International, or MasterCard. From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with the card associations, and the bank that sponsors us into the card associations, regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. For example, one of the card associations has not determined that our ability to process credit card cash advance transactions using biometric technology at an unmanned machine and without cashier involvement through our ACM complies with its regulations and, as a result, we are currently not able to use this feature of our ACMs to process credit card cash advances or POS debit card transactions involving that card association. Therefore, patrons still must complete these transactions at the cashier, which is inconvenient to patrons and prevents gaming establishments from realizing potential cashier labor cost savings. As another example, in 2003, one of the card associations informed our sponsoring bank that authorization requests originating from our systems needed to be encoded to identify our transactions as gambling transactions, even though our services do not directly involve any gambling activity. This resulted in a large number of card issuing banks declining all transactions initiated through our services. We resolved this issue by encoding the authorization requests with an alternative non-gambling indicator that the card association agreed was applicable. These examples only illustrate some of the ways in which the card association rules and regulations have affected us in the past or may affect us in the future; there are many other ways in which these rules and regulations may adversely affect us beyond the examples provided in this Annual Report on Form 10-K.
      The card association rules and regulations are always subject to change, and the associations modify their rules and regulations from time to time. Our inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to our business. In the event that the card associations or our sponsoring bank determine that the manner in which we process certain card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which we process certain card transactions, we may be forced to pay a fine, modify the manner in which we operate our business or stop processing certain types of cash access transactions altogether, any of which could have a material negative impact on our business and operating results.
      We also process transactions involving the use of the Discover Card and the American Express card. The rules and regulations of the proprietary credit card networks that service these cards present risks to us that are similar to those posed by the rules and regulations of VISA and MasterCard.

Changes in interchange rates and other fees may affect our cost of revenues and net income.
      We pay credit card associations fees for services they provide in settling transactions routed through their networks, called interchange fees. In addition, we pay fees to participate in various ATM or POS debit card networks as well as processing fees to process our transactions. The amounts of these interchange fees are fixed by the card associations and networks in their sole discretion, and are subject to increase at any time. VISA increased certain interchange fees in February 2004 and MasterCard increased certain interchange fees in April 2004. Also in 2004, VISA’s Interlink network, through which we process a substantial portion of our POS debit card transactions, materially increased the interchange rates for those transactions. Many of our contracts enable us to pass through to our customers increases in interchange or processing fees, but competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or processing fees, our cost of revenues would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results.
      We receive fees from the issuers of ATM cards that are used in our ATM machines, called reverse interchange fees. We rely to some extent on these reverse interchange fees to finance the ongoing operation and maintenance of our ATM machines. The amounts of these reverse interchange fees are fixed by electronic funds transfer networks, and are subject to decrease in their discretion at any time. Unlike credit card association interchange fees, our contracts do not enable us to pass through to our customers the amount of any decrease in reverse interchange fees. To the extent that reverse interchange fees are reduced, our net income would decrease, assuming no change in transaction volumes, which may result in a material adverse effect on our operating results.

Our substantial indebtedness could materially adversely affect our operations and financial results and prevent us from obtaining additional financing, if necessary.
      We have a significant amount of indebtedness. On December 31, 2004, we had total indebtedness of $478.3 million (of which $235 million consisted of senior subordinated notes and $243.3 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:

•	makes it more difficult for us to satisfy our obligations with respect to either our senior secured debt or our senior subordinated notes, which, if we fail to do, could result in the acceleration of all of our debt;

•	increases our vulnerability to general adverse economic and industry conditions;

•	requires us to dedicate a substantial portion (in the case of our senior secured debt, up to 75% of our excess cash flow, depending upon our total leverage ratio) of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restricts our ability to pay dividends;

•	places us at a competitive disadvantage compared to our competitors that have less debt;

•	prohibits us from acquiring businesses or technologies that would benefit our business

•	restricts our ability to engage in transactions with affiliates or create liens or guarantees; and

•	limits, along with the financial and other restrictive covenants in our other indebtedness, among other things, our ability to borrow additional funds.
      In addition, our senior secured credit facilities and the indenture for our senior subordinated notes contain financial and other restrictive covenants that limit our ability to engage in activities that we may believe to be in our long-term best interests. These restrictions include, among other things, limits on our ability to make investments, pay dividends, incur debt, sell assets, or merge with or acquire another entity. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.
      Our senior secured debt currently bears interest at a rate that is based on the London Interbank Offering Rate, or LIBOR, and is adjusted periodically to reflect changes in LIBOR. We are therefore exposed the risk of increased interest expense in the event of any increase in LIBOR. The substantial amount of our senior secured debt magnifies this risk.

To service our indebtedness we will require a significant amount of cash, and our ability to generate cash flow depends on many factors beyond our control.
      Our ability to generate cash flow from operations depends on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Due to these factors, it is possible that our business will not generate sufficient cash flow from operations to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. This would cause us to have to borrow money to meet these needs and future borrowing may not be available to us at all or in an amount sufficient to satisfy these needs. In such events, we will need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt or obtaining additional equity or debt financing or joint venture partners. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all. Our failure to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business and our ability to satisfy our obligations with respect to our indebtedness.
      The terms of our senior secured debt require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes.

Because of our dependence on a few providers, or in some cases one provider, for some of the financial services we offer to patrons, the loss of a provider could have a material adverse effect on our business or our financial performance.
      We depend on a few providers, or in some cases one provider, for some of the financial services that we offer to patrons.
      “3-in-1 rollover” functionality. We rely on USA Payments, which is under common control with M&C International, for a license to use the “3-in-1 rollover” functionality in our products.
      Check warranty services. We rely on TRS Recovery Services, Inc. (formerly known as TeleCheck Recovery Services, Inc.), or TeleCheck, to provide the check warranty services that our gaming establishment customers use when cashing patron checks. Our contract with TeleCheck expires on March 31, 2006, and unless we and TeleCheck mutually agree to renew the contract, we will need to make alternative arrangements for check warranty services. There can be no assurance that we will be able to make such alternative arrangements on terms that are as favorable to us as the terms of our contract with TeleCheck, or on any terms at all. In addition, our Central Credit check warranty service, as currently deployed, uses risk analytics provided by third-party providers.
      Authorizations and Settlement. We rely on USA Payments and USA Payment Systems to obtain authorizations for credit card cash advances, POS debit card transactions and ATM cash withdrawal transactions, and to settle certain of these transactions.
      Card association sponsorship. We rely on Bank of America Merchant Services for sponsorship into the Visa U.S.A. and MasterCard card associations for domestic transactions at no cost to us. We also rely on a foreign bank in each foreign jurisdiction in which we operate for sponsorship into the Visa International and MasterCard card associations for transactions conducted in those jurisdictions.
      Money order instruments. We rely on Integrated Payment Systems, Inc. to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions.
      ATM cash supply. We rely on Bank of America, N.A. to supply cash for substantially all of our ATMs.
      Software development and system support. We rely on Infonox on the Web, which is under common control with M&C International, and NRT for software development and system support.
      Product Development. We rely on our joint venture partner and strategic partners for certain aspects of our product development. For example, we are developing cashless gaming products through QuikPlay, LLC, our joint venture with International Game Technology, or IGT. We have jointly developed and are marketing self-service slot ticket and player point redemption kiosks that incorporate our cash access services with our strategic partners NRT Technology Corporation, or NRT, and Western Money Systems. These activities have risks resulting from unproven combinations of disparate products and services, reduced flexibility in making design changes in response to market changes, reduced control over product completion schedules and the risk of disputes with our joint venture partners and strategic partners. In addition, if our cashless gaming products are unsuccessful, we could lose our entire investment in QuikPlay, LLC.
      Money transfers. We rely on Western Union Financial Services, Inc. to facilitate money transfers.
      Our contracts with these providers are for varying terms and provide early termination rights in the event of our breach of or the occurrence of an event of default under these contracts. Replacing any of these or other products and services we obtain from third parties could be materially disruptive to our operations. There can be no assurance that we would be able to enter into contracts or arrangements with alternate providers on terms and conditions as beneficial to us as contracts or arrangements with our current providers, or at all. For example, we would not be able to enter into an arrangement with an alternate provider of the “3-in-1 rollover” functionality while it is subject to patent protection. A change in our business relationships with any of these third-party providers or the loss of their services or failed execution on their part could adversely affect our business, financial condition and results of operation.

Certain providers upon whom we are dependent are under common control with M&C International, the loss of which could have a material adverse effect on our business.
      We rely on USA Payments for the license to use the “3-in-1 rollover” functionality in our products, which is critical to our business. We also depend on services provided by USA Payments, USA Payment Systems and Infonox on the Web, each of which is affiliated with M&C International, to provide many of the financial services that we offer to patrons. We cannot assure you that the interests of M&C International or its principals will coincide with the interests of the holders of our common stock or that such principals will not take action that benefits themselves or these entities to our detriment. For example, M&C International’s principals could cause any of these entities to take certain actions that impair the ability of these entities to provide us with the license or services they provide today or that reduce the importance of us to them in the future. M&C International’s principals could dispose of their interests in these entities at any time and there can be no assurance that the successor owner or owners of such interests would cause such entities to treat us with the same importance as they treat us today. The loss of the license or any loss of the services of these entities could adversely impact our business. During 2004, we incurred costs and expenses from USA Payments, USA Payment Systems and Infonox on the Web of an aggregate of $5.7 million.

Our business depends on our ability to introduce new, commercially viable products and services in a timely manner.
      Our ability to maintain and grow our business will depend upon our ability to introduce successful new products and services in a timely manner. Our product development efforts are based upon a number of complex assumptions, including assumptions relating to gaming patron habits, changes in the popularity and prevalence of certain payment methods, anticipated transaction volumes, the costs and time required to bring new products and services to market, and the willingness and ability of both patrons and gaming establishment personnel to use new products and services and bear the economic costs of doing so. Our new products and services may not achieve market acceptance if any of our assumptions are wrong, or for other reasons.
      Our ability to introduce new products and services may also require regulatory approvals, which may significantly increase the costs associated with developing a new product or service and the time required to introduce a new product or service into the marketplace. In order to obtain these regulatory approvals we may need to modify our products and services which would increase our costs of development and may make our products or services less likely to achieve market acceptance.
      For example, the commercial success of our ticket-out debit device, or TODD, cashless gaming product, and our electronic debit interactive terminal housing, or EDITH, depends upon the continued viability of the cashless gaming market segment. A curtailment in the prevalence of cashless gaming opportunities, as a result of legislative action, responsible gaming pressures or other factors beyond our control, would threaten the commercial success of our cashless gaming products and services. TODD required extensive laboratory testing and certification and to date has only been approved for use in one casino, and EDITH has not yet been approved for use in any location.
      Our ability to grow our business through the introduction of new products and services depends in part on our joint development activities with third parties over whom we have little or no control. We have engaged in joint development projects with third parties in the past and we expect to continue doing so in the future. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and disputes with our joint venture partners.

Our products and services are complex, depend on a myriad of complex networks and technologies and may be subject to software or hardware errors or failures that could lead to an increase in our costs, reduce our revenues or damage our reputation.
      Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors or may suffer unexpected failures. We are exposed to the risk of failure of our proprietary computer systems, many of which are deployed, operated, monitored and supported by Infonox on the Web, whom we do not control. We rely on Infonox on the Web to detect and respond to errors and failures in our proprietary computer systems. We rely on NRT for software support of our 3-in-1 Enabled QuickJack Plus devices. We are exposed to the risk of failure of the computer systems that are owned, operated and managed by USA Payments Systems, whom we do not control. USA Payment Systems owns the data center through which most of our transactions are processed, and we rely on USA Payment Systems to maintain the security and integrity of our transaction data, including backups thereof. We also are exposed to the risk of failure of card association and electronic funds transfer networks that are used to process and settle our transactions. These networks, that are owned and operated by others, are subject to planned and unplanned outages and may suffer degradations in performance during peak processing times. Finally, we are subject to the risk of disruption to or failure of the telecommunications infrastructure upon which the interfaces among these systems are based. All of these systems and networks, upon which we rely to provide our services, are vulnerable to computer viruses, physical or electronic break-ins, natural disasters and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions. The occurrence of these errors or failures, disruptions or unauthorized access could adversely affect our sales to customers, diminish the use of our cash access products and services by patrons, cause us to incur significant repair costs, result in our liability to gaming establishments or their patrons, divert the attention of our development personnel from product development efforts, and cause us to lose credibility with current or prospective customers or patrons.

We may not successfully enter new markets and therefore not achieve all of our strategic growth objectives.
      We intend to enter new and developing domestic markets. Pennsylvania lawmakers enacted legislation that authorizes as many as 61,000 slot machines for horse tracks, resorts and slot parlors across the state. Oklahoma and Florida approved measures for future referenda that would allow the installation of slot machines at specified locations. California and certain Native American tribes in the state signed agreements in 2004 to allow an unlimited number of slot machines at tribal gaming establishments. If and as these markets continue to develop, competition among providers of cash access products and services will intensify and we will have to expand our sales and marketing presence in these markets. In competitive bidding situations, we may not enjoy the advantage of being the incumbent provider of cash access products and services to gaming establishments in these new markets and developers and operators of gaming establishments in these new markets may have pre-existing relationships with our competitors. We may also face the uncertainty of compliance with new or developing regulatory regimes with which we are not currently familiar and oversight by regulators that are not familiar with us or our business. Each of these risks could materially impair our ability to successfully expand our operations into these new and developing domestic markets.
      We also intend to enter new and developing international markets, including markets in which we have not previously operated. Our strategy of entering foreign markets may expose us to political, economic and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations will be subject to a variety of risks, including different regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, fluctuations in currency exchange rates, difficulty in enforcing contracts, political and economic instability and potentially adverse tax consequences. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. These risks, among others, could materially adversely affect our business and operating results. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. We have entered into an agreement with an overseas representative to assist us in the sales and marketing of our cash access services to gaming establishments in Eastern Europe, and we are attempting to form relationships with foreign banks to assist us in the processing of transactions originating from these markets. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural differences or differences in business practices, and our ability to penetrate these new international markets will suffer.
      We are also subject to the risk that the domestic or international markets that we are attempting to enter or expand into may not develop as quickly as anticipated, or at all. The development of new gaming markets is subject to political, social, regulatory and economic forces beyond our control. The expansion of gaming activities in new markets can be very controversial and may depend heavily on the support and sponsorship of local government. Changes in government leadership, failure to obtain requisite voter support in referendums, failure of legislators to enact enabling legislation and limitations on the volume of gaming activity that is permitted in particular markets may inhibit the development of new markets.
      Our estimates of the potential future transaction volumes in new markets are based on a variety of assumptions which may prove to be inaccurate. To the extent that we overestimate the potential of a new market, incorrectly gauge the timing of the development of a new market, or fail to anticipate the differences between a new market and our existing markets, we may fail in our strategy of growing our business by expanding into new markets. Moreover, if we are unable to meet the needs of our existing customers as they enter markets that we do not currently serve, our relationships with these customers could be harmed.

We may encounter difficulties managing our growth, which could adversely affect our operating results.
      We will need to effectively manage the expansion of our operations in order to execute our growth strategy of entering into new markets, expanding in existing markets and introducing new products and services. Growth will strain our existing resources. It is possible that our management, employees, systems and facilities currently in place may not be adequate to accommodate future growth. In this situation, we will have to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to effectively manage our growth, our operations and financial results may be adversely affected.
      From inception through March 2004, we were a majority-owned subsidiary of First Data Corporation and received legal, accounting, tax and regulatory compliance support services from First Data Corporation. Since our transition to an independent company in March 2004, we have either increased our abilities and resources to be able to perform these services ourselves or we have arranged to obtain them from third parties. We do not have an extensive operating history as an independent company and any shortcomings in our existing resources, controls, systems or procedures may hinder our ability to grow.

We depend on key personnel and they would be difficult to replace.
      We depend upon the ability and experience of a number of our key members of senior management who have substantial experience with our operations and the gaming patron cash access industry. For example, we are highly dependent on the involvement of Kirk Sanford, our President and Chief Executive Officer, Harry

Hagerty, our Chief Financial Officer, and other members of our senior management team. Other than Mr. Hagerty, none of our executive officers have employment agreements with us. The loss of Mr. Sanford, Mr. Hagerty or other members of our senior management team would have a material adverse effect on our business.
      Our future success depends upon our ability to attract, train and retain key managers involved in the development and marketing of our products and services to gaming establishments. We may need to increase the number of key managers as we further develop our products and services and as we enter new markets and expand in existing markets. Our ability to enter into contracts with gaming establishments depends in large part on the relationships that our key managers have formed with management-level personnel of gaming establishments. Competition for individuals with such relationships is intense, and we cannot be certain that we will be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. Our sales efforts would be particularly hampered by the defection of personnel with long-standing relationships with management-level personnel of gaming establishments. If we are unable to attract or retain key personnel, our business, financial condition and operating results could be materially adversely affected.

The loss of our sponsorship into the Visa U.S.A., Visa International and MasterCard card associations could have a material adverse effect on our business.
      We cannot provide cash access services involving VISA cards and MasterCard cards in the United States without sponsorship into the Visa U.S.A. and MasterCard card associations. Bank of America Merchant Services currently sponsors us into the card associations at no cost to us. Bank of America Merchant Services began this sponsorship of us into the card associations in 1998 when it held a significant ownership interest in us. When Bank of America Merchant Services sold its interest in us in 2000, Bank of America Merchant Services agreed to continue its sponsorship of us at no cost to us conditioned upon First Data Corporation’s continued indemnification of Bank of America Merchant Services for any losses it may suffer as a result of such sponsorship. When we redeemed First Data Corporation’s ownership interest in us in 2004, First Data Corporation agreed to continue to indemnify Bank of America Merchant Services for any losses it may suffer as a result of sponsoring us into the card associations through September 2010. First Data Corporation will have the right to terminate its indemnification obligations prior to September 2010 in the event that we breach certain indemnification obligations that we owe to First Data Corporation, in the event that we incur chargebacks in excess of certain levels, in the event that we are fined in excess of certain amounts for violating card association operating rules, or in the event that we amend the sponsorship agreement without First Data Corporation’s consent.
      In the event that First Data Corporation terminates its indemnification obligations and as a result we lose our sponsorship by Bank of America Merchant Services into the card associations, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume. We would not be able to obtain such alternate sponsorship on terms as favorable to us as the terms of our current sponsorship by Bank of America Merchant Services, which is at no cost to us. We cannot assure you that we would be able to obtain alternate sponsorship at all. Our inability to obtain alternate sponsorship on favorable terms or at all would have a material adverse effect on our business and operating results.
      We cannot provide cash access services involving VISA cards and MasterCard cards outside of the United States without sponsorship into the Visa International and MasterCard card associations by a bank in each foreign jurisdiction in which we conduct cash access transactions. We are currently sponsored into these card associations by foreign banks in each of the foreign jurisdictions in which we conduct cash access transactions. In the event that any foreign bank that currently sponsors us into these card associations terminates its sponsorship of us, we would need to obtain sponsorship into the card associations through another foreign bank that is capable of supporting our transaction volume in the relevant jurisdiction. We were recently notified that Bank of America is not authorized to sponsor us in certain Caribbean markets. If we are unable to find an alternative sponsor, we may be fined and/or required to discontinue our business operations in the Caribbean. We may not be able to obtain alternate sponsorship in any region on terms as favorable to us as the terms of our current sponsorship by foreign banks, or at all. Our inability to obtain alternate sponsorship on favorable terms or at all could have a material adverse effect on our business and operating results.

An unexpectedly high level of chargebacks, as the result of fraud or otherwise, could adversely affect our cash advance business.
      When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be endorsed and exchanged for cash. If a completed cash access transaction is subsequently disputed and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. An increased level of chargebacks could have a material adverse effect on our business or results of operation. Moreover, in the event that we incur chargebacks in excess of certain levels, First Data Corporation will have the right to terminate its indemnification obligations to Bank of America Merchant Services, and we could lose our no-cost sponsorship into the card associations. In addition, in the event that we incur chargebacks in excess of certain levels, we could be censured by the card associations by way of fines or otherwise.

A material increase in market interest rates or changing regulations could adversely affect our ATM business.
      We obtain a supply of cash for our ATMs from Bank of America, N.A. Pursuant to our contract with Bank of America, N.A., we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. An increase in interest rates may result in a material adverse effect on our financial condition and operating results. In 2004, we paid approximately $5.7 million in aggregate fees for this supply of cash, including amounts that we paid to the suppliers of this cash other than Bank of America, N.A.
      Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATM machines, the location of ATM machines and our ability to surcharge cardholders who use our ATM machines. These regulations may impose significant burdens on our ability to operate ATMs profitably in certain locations, or at all. Moreover, because these regulations are subject to change, we may be forced to modify our ATM operations in a manner inconsistent with the assumptions upon which we relied in entering into contracts to provide ATM services at gaming establishments.

An unexpected increase in check warranty expenses could adversely affect our check warranty business.
      We currently rely on TeleCheck to provide check warranty services to our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the year ending December 31, 2004, the aggregate of our warranty expenses with respect to TeleCheck’s check warranty service were $10.1 million. We have no control over TeleCheck’s decision to warrant payment on a particular check and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time, and if we do, we may suffer a material adverse effect to our business or results of operation.

      As an alternative to TeleCheck’s check warranty service, we are currently developing our own Central Credit check warranty service that is based upon our Central Credit gaming patron credit bureau database, our proprietary patron transaction database, third-party risk analytics and certain actuarial assumptions. If these risk analytics or actuarial assumptions are ineffective, we may incur an unexpectedly high level of check warranty expenses which may have a material adverse effect on our business or operating results.

To execute our growth strategy, we may make acquisitions or strategic investments, which involve numerous risks that we may not be able to address without substantial expense, delay or other operational or financial problems.
      In order to obtain new customers in existing markets, expand our operations into new markets, or grow our business through the introduction of new products and services, we may consider acquiring additional businesses, technologies, products and intellectual property. For example, we may consider acquiring or forming a bank or other financial services company for the purpose of, among other things, issuing our own credit cards and using our own vault cash to supply cash to our ATMs. Acquisitions and strategic investments involve various risks, such as:

•	difficulty integrating the technologies, operations and personnel from the acquired business;

•	overestimation of potential synergies or a delay in realizing those synergies;

•	disruption to our ongoing business, including the diversion of management’s attention and of resources from our principal business;

•	inability to obtain the desired financial and strategic benefits from the acquisition or investment;

•	loss of customers of an acquired business;

•	assumption of unanticipated liabilities;

•	loss of key employees of an acquired business; and

•	entering into new markets in which we have limited prior experience.
      Acquisitions and strategic investments could also result in substantial cash expenditures, the dilutive issuance of our equity securities, our incurring of additional debt and contingent liabilities, and amortization expenses related to other intangible assets that could adversely affect our business, operating results and financial condition. Acquisitions and strategic investments may also be highly dependent upon the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses.

Economic downturns, a decline in the popularity of gaming or changes in the demographic profile of gaming patrons could reduce the number of patrons that use our services or the amounts of cash that they access using our services.
      We provide our cash access products and related services exclusively to gaming establishments for the purpose of enabling their patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, and participation in discretionary leisure activities has in the past and may in the future decline during economic downturns because consumers have less disposable income. Therefore, during periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. Gaming activity may also decline based on changes in consumer confidence related to general economic conditions or outlook, fears of war, future acts of terrorism, or other factors. A reduction in tourism could also result in a decline in gaming activity. A decline in gaming activity as a result of these or any other factors would have a material adverse effect on our business and operating results.
      Changes in consumer preferences could also harm our business. Gaming competes with other leisure activities as a form of consumer entertainment, and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments competes with internet based gaming for gaming patrons, and due to regulatory concerns, we have elected not to participate in the internet gaming market at this time. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores could result in reduced acceptance of gaming as a leisure activity. To the extent that the popularity of gaming in traditional gaming establishments declines as a result of either of these factors, the demand for our cash access services may decline and our business may be harmed.
      Aside from the general popularity of gaming, the demographic profile of gaming patrons changes over time. The gaming habits and use of cash access services varies with the demographic profile of gaming patrons. For example, a local patron may visit a gaming establishment regularly but limit his or her play to the amount of cash that he or she brings to the gaming establishment. In contrast, a vacationing gaming patron that visits the gaming establishment infrequently may play much larger amounts and have a greater need to use cash access services. To the extent that the demographic profile of gaming patrons in the markets we serve either narrows or migrates towards patrons who use cash access services less frequently or for lesser amounts of cash, the demand for our cash access services may decline and our business may be harmed.

Changes in consumer willingness to pay a fee to access their funds could reduce the demand for our cash access products and services.
      Our business depends upon the willingness of patrons to pay a fee to access their own funds on the premises of a gaming establishment. In most retail environments, consumers typically do not pay an additional fee for using non-cash payment methods such as credit cards, POS debit cards or checks. In order to access cash in a gaming establishment, however, patrons must pay service charges to access their funds. Gaming patrons could bring more cash with them to gaming establishments, or access cash outside of gaming establishments without paying a fee for the convenience of not having to leave the gaming establishment. To the extent that gaming patrons become unwilling to pay these fees for convenience or lower cost cash access alternatives become available, the demand for cash access services within gaming establishments will decline and our business could suffer.

The cash access industry is subject to change, and we must keep pace with the changes to successfully compete.
      The demand for our products and services is affected by new and evolving technology and industry standards. Cash access services are based on existing financial services and payment methods, which are also continually evolving. Our future success will depend, in part, upon our ability to successfully develop and introduce new cash access services based on emerging financial services and payment methods. Stored value cards, Internet-based payment methods and the use of portable consumer devices such as personal digital assistants and cellular telephones are examples of evolving payment technologies that could impact our business. Our future success will depend, in part, upon our ability to successfully develop and introduce new cash access products and services and to enhance our existing products and services to respond to changes in technology and industry standards on a timely basis. We cannot be sure that the products or services that we choose to develop will achieve market acceptance or obtain any necessary regulatory approval. In addition, alternative products, services or technologies may replace our products and services or render them obsolete. If we are unable to develop new products or services or enhance existing products or services in a timely and cost-effective manner in response to technological or market changes, our business, financial condition and operating results may be materially adversely affected.
      The cash access industry also changes based on changing consumer preferences. Our failure to recognize or keep pace with changing preferences could have a material adverse effect on our business, financial condition and operating results. For example, we have observed a decline in the volume of check cashing at gaming establishments over time as patron familiarity and comfort with credit card cash advances, POS debit card transactions and ATM cash withdrawal transactions has increased. To the extent that we continue to rely on check warranty services for a substantial portion of our business, a continued decline in check cashing volume could have a material adverse effect on our business, financial condition and operating results.

Growth of the gaming industry in any market is subject to political and regulatory developments that are difficult to anticipate.
      We expect a substantial portion of our future growth to result from the general expansion of the gaming industry. The expansion of gaming activities in new markets can be very controversial and may depend heavily on the support of national and local government. Changes in government leadership, failure to obtain requisite voter support in referendums, failure of legislators to enact enabling legislation and limitations on the volume of gaming activity that is permitted in particular markets may prevent us from expanding our operations into new markets. A failure by the gaming industry to expand at the rate that we expect could have a material adverse effect on our business, growth rates, financial condition and operating results.

We are subject to extensive governmental gaming regulation, which may harm our business.
      We are subject to a variety of regulations in the jurisdictions in which we operate. Most of the jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In these jurisdictions, we are generally characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming-related suppliers and vendors. However, a few of the jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and in those jurisdictions we currently are subject to the same stringent licensing, qualification and approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Such requirements include licensure or finding of suitability for certain officers, directors and beneficial owners of our securities. If regulatory authorities were to find any such officer, director or beneficial owner unsuitable, we would be required to sever our relationship with that person. Certain public issuances of securities and certain other transactions by us also require the approval of certain regulatory authorities.
      If we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval because of the introduction of new products (such as products related to cashless gaming) or services or because of a change in the laws or regulations, or interpretation thereof, our business could be materially adversely affected. This increased regulation over our business could include, but is not limited to: requiring the licensure or finding of suitability in many jurisdictions of any officer, director, key employee or beneficial owner of our securities; the termination or disassociation with any officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and, requiring regulatory approval of certain commercial transactions such as the transfer or pledge of equity interests in the company.
      Prior changes in our ownership, management and corporate structure, including the recapitalization of our ownership and our conversion from a limited liability company to a corporation in 2004, required us to notify many of the state and tribal gaming regulators under whose jurisdiction we operate. In many cases, those regulators have asked us for further information and explanation of these changes. To date, we have satisfied some of these inquiries, and are continuing to cooperate with those that are ongoing. Given the magnitude of the changes in our ownership that resulted from recapitalization, we were required to reapply for new permits or licenses in many jurisdictions but we were not required to discontinue our operation during the period of re-application. We cannot assure you that any new gaming license or related approval that may be required in the future will be granted, or that our existing licenses will not be revoked, suspended or limited or will be renewed. In certain jurisdictions we are in the process of obtaining licenses and have yet to receive final approval for such licenses from the applicable regulatory authority. In these jurisdictions, we may operate under temporary licenses or without a license. There is no assurance that we will be issued a license in these jurisdictions.
      Regulatory authorities at the federal, state, local and tribal levels have broad powers with respect to the licensing of gaming-related activities and may revoke, suspend, condition or limit our licenses, impose substantial fines and take other actions against us or the gaming establishments that are our customers, any one of which could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that any new gaming license or related approval that may be required in the future will be granted, or that our existing licenses will be renewed or will not be revoked, suspended or limited. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a material adverse effect on our business. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry or cash access in the gaming industry. Legislation of this type may be enacted in the future.
      In addition, certain new products and services that we may develop cannot be offered in the absence of regulatory approval of the product or service or licensing of us, or both. For example, our TODD cashless gaming product has to date only been approved for use at one casino and cannot be used at any other location until we receive approval from the appropriate authority in such additional location. These approvals could require that we and our officers, directors or ultimate beneficial owners obtain a license or be found suitable and that the product or service be approved after testing and review. We cannot assure you that we will obtain any such approvals in the future.
      When contracting with tribal owned or controlled gaming establishments, we become subject to tribal laws and regulations that may differ materially from the non-tribal laws and regulations under which we generally operate. In addition to tribal gaming regulations that may require us to provide certain disclosures or obtain certain licenses or permits to conduct our business on tribal lands, we may also become subject to tribal laws that govern our contracts. These tribal governing laws may not provide us with processes, procedures and remedies that enable us to enforce our rights as effectively and advantageously as the processes, procedures and remedies that would be afforded to us under non-tribal laws, or to enforce our rights at all. Many tribal laws permit redress to a tribal adjudicatory body to resolve disputes; however, such redress is largely untested in our experience. We may be precluded from enforcing our rights against a tribal body under the legal doctrine of sovereign immunity. A change in tribal laws and regulations or our inability to obtain required licenses or licenses to operate on tribal lands or enforce our contract rights under tribal law could have a material adverse effect on our business, financial condition and operating results.

Many of the financial services that we provide are subject to extensive rules and regulations, which may harm our business.
      Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. Our QuikCredit service and TeleCheck’s and our collection practices in connection with dishonored checks with respect to which TeleCheck or Central Credit has issued authorizations pursuant to TeleCheck’s or Central Credit’s check warranty service, are subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATM machines, the location of ATM machines and our ability to surcharge cardholders who use our ATM machines. The cash access services we provide are subject to certain recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. In most gaming establishments, our cash access services are provided through gaming establishment personnel at the cage, in which case the gaming establishment is required to file Currency Transaction Reports, or CTRs, or Suspicious Activity Reports, or SARs. In a limited number of gaming establishments, we provide our cash access services directly to patrons at satellite cages or booths that we staff and operate, in which case we are required to file CTRs or SARs on a timely basis. If we fail to file these CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. See “Business — Regulation.”
      In the event that any regulatory authority determines that the manner in which we provide cash access services, patron marketing services or gaming patron credit bureau services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access services, patron marketing services or gaming patron credit bureau services, we may be forced to modify the manner in which we operate, or stop processing certain types of cash access transactions or providing patron marketing services or gaming patron credit bureau services altogether. We may also be required to pay substantial penalties and fines in we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act and the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation. Any such actions could have a material adverse effect on our business, financial condition and operating results.
      Following the events of September 11, 2001, the United States and certain other governments have imposed and are considering a variety of new regulations focused on the detection and prevention of money laundering and money transmitting to or from terrorists and other criminals. We continue to implement policies and procedures to help satisfy these requirements. The implementation of new policies and procedures to comply with these additional regulations may increase our costs.

If consumer privacy laws change, or if we are required to change our business practices, the value of our patron marketing services may be hampered.
      Our patron marketing services depend on our ability to collect and use certain non-public personal information relating to patrons who use our products and services and the transactions they consummate using our services. We are required by applicable privacy legislation to safeguard and protect the privacy of such information, to make certain disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to “opt out” of the use of their information for certain purposes. We cannot assure you that regulators reviewing our policies and practices would not require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our patron marketing services have in the past failed or now or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide patron marketing services. To the extent that patrons exercise their right to “opt out,” our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and to the extent that such laws are broadened in their application or narrow the types of information that may be collected or used for marketing or certain other purposes or require patrons to “opt-in” to the use of their information for certain purposes, the value of our patron marketing services may be hampered.

Responsible gaming pressures could result in a material adverse effect on our business and operating results.
      Responsible gaming pressures can have a similar effect on us as governmental gaming regulation. Our ability to expand our business and introduce new products and services, depend in part on the support of, or lack of opposition from, social responsibility organizations that are dedicated to addressing problem gaming. If we are unable to garner the support of responsible gaming organizations or if we face substantial opposition from responsible gaming organizations, we may face additional difficulties in sustaining our existing customer relationships, establishing new customer relationships, or obtaining required regulatory approvals for new products or services, each of which could have a material adverse effect on our business, financial condition and operating results.

      Lawsuits could be filed against gaming establishments and other gaming related product and service providers on behalf of problem gamblers. We may be named in such litigation because we provide patrons the ability to access their cash in gaming establishments. This litigation could develop as individual complaints or as mass tort or class action claims. We would vigorously defend ourselves in any such litigation, and this defense could result in substantial expense to us and distraction of our management. The outcome of any such litigation would be substantially uncertain, and it is possible that our business, financial condition and operating results could be materially affected by an unfavorable outcome against either us or our gaming establishment customers.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
      Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to a treasury services agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of December 31, 2004, the rate in effect, inclusive of the 25 basis points margin, was 2.67% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $371.2 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during 2004, which was $273.5 million, each 1% change in the applicable LIBOR rate would have had a $2.7 million impact on income before taxes and minority ownership loss in 2004. Currency for the normal operating requirements of our foreign ATMs is supplied by the gaming establishments in which those ATMs are located.
      Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. Our interest expense on these credit facilities is the applicable LIBOR rate plus a margin on 275 basis points for the term loan portion and LIBOR plus 300 basis points for the revolving credit portion. The margin for the term loan portion may decrease if our leverage ratio, as defined, decreases. At December 31, 2004, we had $0 drawn under the revolving credit portion and we had $243.3 million outstanding under the term loan portion at an interest rate, including the margin, of 5.17%. Based upon the outstanding balance on the term loan of $243.3 million on December 31, 2004, each 1% increase in the applicable LIBOR rate would add an additional $2.4 million of interest expense in 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Global Cash Access, Inc.
Las Vegas, Nevada
      We have audited the accompanying consolidated balance sheets of Global Cash Access, Inc and subsidiaries (the “Company”) (formerly Global Cash Access, L.L.C.) as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, stockholder’s (deficiency) equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Cash Access, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 10, 2005

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003

	(Amounts in thousands,
	except par value and
	shares)
ASSETS
Cash and cash equivalents	$48,877	$23,423
Settlement receivables	30,357	20,307
Receivables, other	4,641	6,510
Prepaid and other assets	13,725	954
Property, equipment and leasehold improvements, net	10,341	15,129
Goodwill, net	156,733	156,685
Other intangibles, net	16,546	20,619
Deferred income taxes, net	214,705	—

Total assets	$495,925	$243,627

LIABILITIES AND STOCKHOLDER’S DEFICIENCY AND MEMBERS’ CAPITAL
LIABILITIES:
Settlement liabilities	$42,192	$22,968
Accounts payable	20,617	18,016
Accrued expenses	12,258	3,396
Borrowings	478,250	—

Total liabilities	553,317	44,380

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	87	—
STOCKHOLDER’S DEFICIENCY AND MEMBERS’ CAPITAL
Common stock, $0.001 par value, 1,000 shares authorized and outstanding at December 31, 2004	—	—
Accumulated deficit	(59,429)	—
Accumulated other comprehensive income	1,950	1,741
Members’ capital	—	197,506

Total stockholder’s deficiency and members’ capital	(57,479)	199,247

Total liabilities and stockholder’s deficiency and members’ capital	$495,925	$243,627

See notes to consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

	(Amounts in thousands)
REVENUES:
Cash advance	$209,962	$186,547	$182,754
ATM	158,433	132,341	119,424
Check services	23,768	26,326	29,412
Central Credit and other revenues	10,840	10,500	10,303

Total revenues	403,003	355,714	341,893
COST OF REVENUES	270,112	232,463	216,658

GROSS PROFIT	132,891	123,251	125,235
Operating expenses	(45,322)	(45,430)	(57,649)
Amortization	(5,672)	(6,508)	(6,512)
Depreciation	(7,876)	(7,553)	(5,308)

OPERATING INCOME	74,021	63,760	55,766

INTEREST INCOME (EXPENSE), NET
Interest income	1,318	1,312	1,283
Interest expense	(33,343)	(6,762)	(6,216)

Total interest income (expense), net	(32,025)	(5,450)	(4,933)

INCOME BEFORE INCOME TAX BENEFIT (PROVISION) AND MINORITY OWNERSHIP LOSS	41,996	58,310	50,833
INCOME TAX BENEFIT (PROVISION)	212,346	(321)	(1,451)

INCOME BEFORE MINORITY OWNERSHIP LOSS	254,342	57,989	49,382
MINORITY OWNERSHIP LOSS	213	400	1,040

NET INCOME	254,555	58,389	50,422
Foreign currency translation	209	2,054	20

COMPREHENSIVE INCOME	$254,764	$60,443	$50,442

PRO FORMA COMPUTATION RELATED TO CONVERSION TO CORPORATION FOR INCOME TAX PURPOSES
INCOME BEFORE INCOME TAX BENEFIT (PROVISION) AND MINORITY OWNERSHIP LOSS — HISTORICAL	$41,996	$58,310	$50,833
INCOME TAX PROVISION — HISTORICAL, EXCLUSIVE OF TAX BENEFIT, NET	(10,519)	(321)	(1,451)
PRO FORMA INCOME TAX PROVISION (UNAUDITED)	(4,600)	(20,741)	(16,940)
MINORITY OWNERSHIP LOSS — HISTORICAL	213	400	1,040

PRO FORMA NET INCOME (UNAUDITED)	$27,090	$37,648	$33,482

See notes to consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
CONSOLIDATED STATEMENT OF STOCKHOLDER’S (DEFICIENCY) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Common Stock			Accumulated
				Other
	Number of		Accumulated	Comprehensive	Members’
	Shares	Amount	Deficit	Income	Capital	Total

	(Amounts in thousands, except shares)
BALANCE — January 1, 2002	—	$—	$—	$(333)	$205,535	$205,202
Net income					50,422	50,422
Foreign currency translation				20		20
Distributions to members					(53,373)	(53,373)

BALANCE — December 31, 2002	—	—	—	(313)	202,584	202,271
Net income					58,389	58,389
Foreign currency translation				2,054		2,054
Distributions to members					(63,467)	(63,467)

BALANCE — December 31, 2003	—	—	—	1,741	197,506	199,247
Net income before change in tax status					227,121	227,121
Foreign currency translation				209		209
Distributions to members					(73,728)	(73,728)
Deemed distributions to members					(3,166)	(3,166)
Deemed contributions from members					964	964
Redemption of membership units					(435,560)	(435,560)
Change in tax status from a limited liability company to a corporation on June 7, 2004	1,000		(86,863)		86,863	—
Net income after change in tax status			27,434			27,434

BALANCE — December 31, 2004	1,000	$—	$(59,429)	$1,950	$—	$(57,479)

See notes to consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$254,555	$58,389	$50,422
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	1,618	—	—
Amortization of intangibles	5,672	6,508	6,512
Depreciation	7,876	7,553	5,308
Loss (gain) on sale or disposal of assets	179	458	(151)
Deferred income taxes	(214,665)	—	—
Minority ownership loss	(213)	(400)	(1,040)
Changes in operating assets and liabilities:
Settlement receivables	(9,815)	795	12,643
Receivables, other	(659)	(2,710)	(5,693)
Prepaid and other assets	(475)	44	360
Settlement liabilities	18,995	(34,289)	13,645
Accounts payable	2,588	1,031	538
Accrued expenses	9,556	(3,908)	(580)

Net cash provided by operating activities	75,212	33,471	81,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(3,261)	(6,012)	(7,785)
Purchase of other intangibles	(1,600)	(1,035)	(1,965)

Net cash used in investing activities	(4,861)	(7,047)	(9,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	484,087	—	—
Repayments under credit facility	(16,750)	—	—
Debt issuance costs	(3,000)	—	—
Minority capital contributions	300	400	1,040
Redemption of membership interests and distributions to partners	(509,287)	(63,467)	(53,373)

Net cash used in financing activities	(44,650)	(63,067)	(52,333)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(247)	2,482	203

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,454	(34,161)	20,084
CASH AND CASH EQUIVALENTS — Beginning of period	23,423	57,584	37,500

CASH AND CASH EQUIVALENTS — End of period	$48,877	$23,423	$57,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest	$25,689	$6,839	$6,082

Income taxes	$407	$1,636	$1,740

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contribution related to forgiveness of related party payable	$964

Distribution related to forgiveness of related party receivable	$3,166

Debt issuance costs treated as a reduction of credit facility proceeds	$10,913

See notes to consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BASIS OF PRESENTATION
      Global Cash Access, Inc. formerly Global Cash Access, L.L.C. (the “Company” or “GCA”) is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries: CashCall Systems, Inc. (“CashCall”), Global Cash Access (BVI), Inc. (“BVI”) or QuikPlay, LLC (“QuickPlay”).
      The Company also owns and operates one of the leading credit reporting agencies in the gaming industry, Central Credit, LLC (“Central”), and provides credit-information services to gaming establishments and credit-reporting history on gaming patrons to the various gaming establishments. Central operates in both international and domestic gaming markets.
      The accompanying consolidated financial statements include the accounts of GCA and its consolidated subsidiaries: CashCall, Central, BVI and QuikPlay.
      CashCall is a Canadian corporation directly owned by GCA that provides consumer cash access to gaming establishments in Canada through credit card cash advance transactions. On August 30, 2001, GCA established a United Kingdom branch to provide credit and debit card cash advance and ATM withdrawal transactions to gaming patrons in the United Kingdom. The branch did not initiate these transactions until early 2002 when the regulatory approval to perform these types of transactions in gaming establishments was granted by Parliament.
      BVI is a British Virgin Islands corporation that we established as a holding company for future international operations growth. BVI was established on December 16, 2004, and had no operations or assets as of December 31, 2004.
      QuikPlay is a joint venture formed on December 6, 2000, owned 60% by GCA and 40% by International Game Technology (“IGT”). IGT is one of the largest manufacturers of gaming equipment in the United States. QuikPlay was formed to develop cash advance capabilities to gaming patrons at or near the point of play. This product was in the initial development stages until August 28, 2003, at which time it received a Phase II approval letter issued by Gaming Laboratories International, Inc. providing regulatory approval to commence operations on a pilot tribal gaming location. Additional regulatory approval must still be obtained for all future tribal locations and non-tribal locations, but management has determined that the QuikPlay product is no longer in the development stage. As GCA is the managing member of this entity, it has been consolidated in the Company’s consolidated financial statements for all periods presented.
      GCA provides certain services in conjunction with companies wholly owned by First Data Corporation (“First Data”), including TRS Recovery Services, Inc., and TeleCheck Services, Inc., (collectively “TeleCheck”), and Western Union Financial Services, Inc. (“Western Union”). Prior to March 10, 2004, First Data owned 67% of the Company (see further discussion at Restructuring of Ownership below). GCA is a money transfer agent for Western Union, a wholly owned subsidiary of First Data. Western Union contracts directly with the casinos and provides GCA commissions on the transactions processed by the casino. These commissions are included as part of other revenues in the accompanying consolidated statements of income.
      GCA markets check authorization services to gaming establishments pursuant to the TeleCheck Marketing Agreement dated July 9, 1998, as amended March 10, 2004. GCA, through TeleCheck, provides gaming establishments who are merchant subscribers check warranty services. GCA provides marketing and customer service to the gaming establishment on behalf of TeleCheck. Because GCA controls the primary

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
customer relationship and GCA can choose to offer check warranty products other than those of TeleCheck (including our own), we view TeleCheck as our agent with respect to these services. Under the TeleCheck Marketing Agreement, as amended, GCA receives the monthly fee charged to gaming establishments, net of actual warranty losses and operating expenses reported by TeleCheck. GCA records the gross monthly fee charged to the gaming establishments in check services revenue. The actual warranty losses billed by TeleCheck are recorded as part of cost of revenues. At month end, GCA estimates a liability for unpresented warranty claims and adjusts the month end accrual and warranty expense as necessary. The operating expenses invoiced by TeleCheck are recorded as part of operating expenses.
      Restructuring of Ownership — On December 10, 2003, the principal owners of GCA, First Data Financial Services, LLC (“FDFS”) and FDFS Holdings, LLC (both of which are subsidiaries of First Data) and M&C International (“M&C”), entered into a restructuring agreement with the principals of M&C. This restructuring agreement and the subsequent amendments provided for the recapitalization of GCA’s membership so that all of the membership units in the Company were contributed to a holding company, GCA Holdings, L.L.C. (“Holdings”). GCA is a wholly owned subsidiary of Holdings. As of December 31, 2004, Holdings has no other significant operations or investments other than their ownership interests in GCA.
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
      Securities Purchase and Exchange Agreement — On April 21, 2004, and as amended on May 13, 2004, Holdings entered into a Securities Purchase and Exchange Agreement (“Securities Purchase Agreement”) whereby equity interests in Holdings were sold to certain private equity investors for an aggregate purchase price of $316.4 million. Under the terms of the Securities Purchase Agreement, approximately 55% of the equity interests in Holdings held by M&C were sold to the investors. The Company did not receive any proceeds under the private equity restructuring.
      Additionally, the Company and each of the Company’s wholly owned subsidiaries agreed, among other things, to convert from limited liability companies to corporations organized under the laws of Delaware (the “Conversion”), and to exchange membership units in Holdings for various classes of common and preferred stock. Upon the consummation of the security purchase transaction, Holdings was approximately 55% owned by the private equity investors, 40% owned by M&C and 5% owned by Bank of America.
      On June 7, 2004, the Company changed its tax status from a limited liability company to a taxable corporation organized under the laws of Delaware. In accordance with generally accepted accounting principles, upon conversion to a taxable entity the Company recorded an income tax benefit to establish a net deferred tax asset attributed to differences between the financial reporting and the income tax basis of assets and liabilities (see further discussion in Note 9). The consolidated statements of income have been expanded to reflect the unaudited pro forma impact had the Company been a taxable entity for all periods presented.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation — On June 7, 2004, the Company was incorporated under the laws of Delaware and became known as Global Cash Access, Inc. Prior to June 7, 2004, the Company operated as a limited liability company and was known as Global Cash Access, L.L.C. As part of the Restructuring of Ownership on March 10, 2004, an affiliated company, CashCall, was contributed to the Company by the owners. The consolidated financial statements presented for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004 and 2003 include the accounts of Global Cash Access, Inc. (formerly known as Global Cash Access, L.L.C.), and its subsidiaries. The financial statements also include CashCall as a combined entity for the period prior to its contribution on March 10, 2004.
      All significant intercompany transactions and balances have been eliminated in consolidation.
      Cash and Cash Equivalents — Cash and cash equivalents include cash and all balances on deposit in banks and financial institutions. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. Such balances may at times exceed the federal insurance limits. However, the Company periodically evaluates the creditworthiness of these institutions to minimize risk.
      ATM Funding Agreements — The Company obtains all of the cash required to operate its ATMs through various ATM Funding Agreements more fully described in Note 3. Under the terms of these arrangements, the cash utilized within the ATMs is not the property of the Company. Accordingly, these funds are not included within the consolidated balance sheets.
      Certain gaming establishments provide the cash utilized within the ATM (“Site-Funded”). The receivables generated for the amount of cash dispensed through transactions performed at the ATMs are owned by GCA and GCA is liable to the gaming establishment for the face amount of the cash dispensed. In the consolidated balance sheets, the amount receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the location for the face amount of dispensing transactions is included within settlement liabilities. As of December 31, 2004 and 2003, the Company operated 122 and 69 ATMs, respectively, that were Site-Funded.
      For our non-Site Funded locations, the Company obtains the necessary cash to service these machines through an Amended Treasury Services Agreement with Bank of America. Under the terms of this agreement, neither the cash utilized within the ATMs nor the receivables generated for the amount of cash dispensed through transactions on the ATMs are owned nor controlled by GCA. Therefore, these amounts have been excluded from the consolidated balance sheets.
      Settlement Receivables and Settlement Liabilities — In the credit and debit card cash advance transactions provided by GCA and CashCall, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through a check issued by either Integrated Payment Systems, Inc. or IPS Canada Inc. (“IPS”). GCA is an agent of IPS, a licensed issuer of payment instruments that is wholly owned by First Data. Pursuant to these agency relationships, GCA indemnifies IPS for any losses incurred in conjunction with credit and debit card cash advance transactions, and thus, assumes all of the risks and rewards. GCA receives reimbursement from the patron’s credit or debit card issuer for the transaction in an amount equal to the check issued to the casino plus the cash advance fee charged to the patron. This reimbursement is included within the settlement receivables on the consolidated balance sheets. GCA then remits to IPS the amount of the check issued to the casino. The amount of unpaid checks is included with settlement liabilities on the consolidated balance sheets.
      Unamortized Debt Issuance Costs — Debt issuance costs incurred in connection with the issuance of the senior secured credit facility and the senior subordinated notes are capitalized and amortized to interest

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense based upon the related debt arrangements using the straight-line method which approximates the effective interest method. Unamortized debt issuance costs are included in prepaid and other assets on the consolidated balance sheets.
      Property, Equipment and Leasehold Improvements — Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation, computed using the straight-line method over the lesser of the estimated life of the related assets, generally three to five years, or the related lease term. Amounts charged to expense for depreciation of property, equipment and leasehold improvements were approximately $7.9 million, $7.6 million, and $5.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. Accumulated depreciation was $25.1 million and $17.2 million as of December 31, 2004 and 2003, respectively.
      Repairs and maintenance are expensed as incurred.
      Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of income.
      Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2004, the Company does not believe any of its property, equipment and leasehold improvements are impaired.
      Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. There was no goodwill amortization expense for the years ended December 31, 2004, 2003 and 2002.
      The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting for intangible assets upon acquisition and subsequent to acquisition. In January 2002 in connection with its initial application, the Company ceased amortization of goodwill, and tested the goodwill balances for impairment. As of the adoption date, the Company determined that its goodwill balances were not impaired. The Company further does not believe that any of its goodwill is impaired as of December 31, 2004 based upon the results of our annual impairment testing.
      Goodwill, net, attributable to our principal business lines consists of the following at December 31, (amounts in thousands):

	2004	2003	2002

Cash Advance	$93,230	$93,167	$93,054
Credit Reporting	39,470	39,470	39,470
ATM	24,033	24,048	24,048

Total	$156,733	$156,685	$156,572

      Other Intangible Assets — Other intangible assets consist primarily of customer contracts (rights to provide processing services to clients) acquired through business combinations and acquisitions and capitalized software development costs. Other intangibles are amortized on a straight-line basis over periods ranging from 3 to 10 years. Amortization expense related to these intangibles totaled approximately $5.7 million, $6.5 million and $6.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. Accumulated amortization of other intangible assets was $30.4 million and $25.1 million at December 31, 2004 and 2003, respectively.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004 the anticipated amortization expense related to other intangible assets is as follows (in thousands):

2005	$4,791
2006	4,135
2007	3,819
2008	1,788
2009	1,151
Thereafter	862

Total	$16,546

      The Company accounts for the costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development phase are capitalized and amortized over their useful lives, generally not to exceed three years. The Company capitalized $0.6 million, $1.0 million, and $2.0 million of development costs for the years ended December 31, 2004, 2003, and 2002, respectively.
      Chargebacks — The Company has established an allowance for chargebacks on credit and debit card cash advance transactions based upon past experience with losses arising from disputed charges by customers. Management periodically reviews the recorded balance to ensure the recorded amount adequately covers the expected losses to be incurred from disputed charges. The recorded allowance for chargebacks is included within accrued expenses on the consolidated balance sheets and had a balance of $0.1 million as of December 31, 2004 and 2003.
      Net Warranty Liability — The net warranty liability represents the cost to cover the estimated unreceived and uncollectible returned checks that TeleCheck has warranted as of December 31, 2004 and 2003. GCA is obligated to reimburse TeleCheck for all warranted items paid on the Company’s behalf. The Company has $0.5 million accrued for net warranty liability as of December 31, 2004 and 2003.
      To determine the net warranty liability, the Company determines the estimated gross warranty liability by applying the historical reimbursement percentage to the actual warranted checks for the month. The historical loss rate on reimbursed items is then applied to the difference between the estimated gross warranty liability and the actual warranty reimbursements processed within the month to arrive at the net warranty liability.
      The Company evaluates the recorded balance of the net warranty liability on a monthly basis to ensure that the recorded amount adequately covers the expected expense that will arise in future periods from losses on warranty presentments. The Company evaluates this accrual for adequacy based upon the expected warranty presentments compared to the revenue recorded for the comparable periods.
      Fair Values of Financial Instruments — The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
      The carrying amount of cash and cash equivalents, receivables, other, settlement receivables and settlement liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of the Company’s senior secured credit facility and senior subordinated notes as of December 31, 2004 was $246.6 million and $252.3 million, respectively, with a $243.3 million and $235.0 million carrying value at

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004, respectively. The fair value of GCA’s debt is estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including amounts outstanding under the ATM funding agreements, approximate their book values as the instruments are short-term in nature or contain market rates of interest.
      Revenue Recognition — The Company recognizes revenue when evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. The Company evaluates its revenue streams for proper timing of revenue recognition.
      Cash advance revenue is comprised of the fee charged to patrons for credit and debit card cash advances and is recognized at the point an IPS check is generated by the casino cage for the patron’s transaction or cash is dispensed from an ATM.
      ATM revenue is comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron’s issuing bank. These issuing banks share the interchange revenue (reverse interchange) with GCA to cover the cost incurred by GCA to acquire the ATM transaction. Upfront patron transaction fees are recognized when a transaction is initiated, and reverse interchange is recognized on a monthly basis based on the total transactions occurring during the month.
      In general, check service revenue is comprised of a fee based upon a percentage of the face amount of total checks warranted, and is recognized on a monthly basis.
      Credit reporting revenue is based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. This revenue is recognized on a monthly basis based on the total transactions occurring during the month.
      Cost of Revenues — The cost of revenues represents the direct costs required to perform revenue generating transactions. The principal costs included within cost of revenues are commissions paid to gaming establishments, interchange paid to credit and debit card networks, transaction processing fees to our transaction processor and check cashing warranties.
      Advertising Costs — The Company expenses advertising costs as incurred. Total advertising expense, included in operating expenses in the consolidated statements of income, was $0.7 million, $0.6 million, and $1.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.
      Project Development Costs — Certain costs of start-up activities are expensed as incurred. During the years ended December 31, 2004, 2003, and 2002, the Company expensed $0, $0.7 million, and $2.6 million, respectively, in project development costs, which related primarily to activities associated with software and hardware development for QuikPlay. As the Company had not received regulatory approval to commence operations until August 2003, all costs incurred for capitalizable development activities were expensed. Such expenses were $0.5 million, and $1.5 million for the years ended December 31, 2003 and 2002, respectively, and are included within operating expenses on the consolidated statements of income.
      Income Taxes — As a result of the change in tax status resulting from the change in the Company’s organization as a limited liability company to a corporation, the Company is no longer a pass-through entity for U.S. income tax purposes. Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Since it is management’s practice and intent to reinvest the earnings in the operations of CashCall, U.S. federal income taxes have not been provided on the undistributed earnings of this subsidiary. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Foreign Currency Translation — Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income.
      Internally Developed Software — The Company accounts for the costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development phase and any upgrades and enhancements that modify the existing software and result in additional functionality are capitalized and amortized over their useful lives, generally not to exceed three years. These costs consist of outside professional fees related to the development of our systems. As of December 31, 2004 and 2003, costs capitalized for internally developed software were $11.8 million and $11.2 million, respectively.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. Significant estimates incorporated in the consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, estimated cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments. Actual results could differ from these estimates.
      Stock-Based Compensation — As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, the Company continues to apply the provisions of Accounting Principles Board (“APB”) No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, the intrinsic value method is used to determine the compensation expense that is to be recognized.
      At December 31, 2004, the Company had no stock incentive plans, however the Company applies the provisions of Emerging Issues Task Force (“EITF”) 00-23, Options Granted to Employees of Entities under Common Control. EITF 00-23 requires the Company to record expense associated with equity instruments granted by Holdings to the Company’s employees and a corresponding offset to capital contributions. No amounts have been expensed for the years ended December 31, 2004, 2003 or 2002.
      In July 2004, Holdings issued an option to acquire 1% of the then outstanding stock to the Company’s Chief Financial Officer, who is also the Chief Financial Officer of Holdings. This option represents the only stock option grant for Holdings or the Company as of December 31, 2004. As all options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant, no compensation expense has been recorded related to these grants.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on the net income if the Company had applied the fair-value recognition provisions of SFAS No. 123 to the options in Holdings granted to our Chief Financial Officer for the years ended December 31, (amounts in thousands):

	2004	2003	2002

Net income, as reported	$254,555	$58,389	$50,422
Less: total stock-based compensation determined under fair-value based method for all awards , net of tax	206	—	—

Pro forma net income	$254,349	$58,389	$50,422

      The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: dividend yield of zero percent; expected volatility of 50 percent; risk-free interest rate of 4.45 percent and an expected life of 6 years for the option granted. The fair value per share of the option granted was $4.27.
      Recently Issued Accounting Standards — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46 (and subsequently revised their interpretation through February 2004), Consolidation of Variable Interest Entities (“VIEs”). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, and establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which a company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after December 31, 2003. The consolidation requirements applied to older entities in the first period ending after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.
      SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.
      We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. GAAP beginning after June 15, 2005. We are also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date.
      Under the modified retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under both methods, we are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption. We have commenced our analysis of the impact of SFAS 123(R), but have not yet decided: (1) whether we will elect to adopt early, (2) if we elect to adopt early, then at what date we would do so, (3) whether we will use the modified prospective method or elect to use the modified retrospective method, and (4) whether we will elect to use straight line amortization or an accelerated method.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.
      Reclassifications — Certain reclassifications have been made in the prior period consolidated financial statements to conform to the presentation used at and for the year ended December 31, 2004. These reclassifications had no effect on the Company’s consolidated net income.

3.	ATM FUNDING AGREEMENTS
      Wells Fargo Vault Cash Custody Agreement — On November 17, 2003, the Company entered into a Vault Cash Custody Agreement (the “Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) to provide the currency needed for normal operating requirements for all the Company’s ATMs. This agreement provided up to $300 million for the Company’s ATMs, and replaced the existing Bailment Agreement between the Company and First Data. As part of this agreement, the Company agreed that Wells Fargo shall have absolute control over all of the cash and the settlement receivables resulting from ATM transactions at all times. Under the agreement with Wells Fargo, GCA was to pay a monthly funding fee to Wells Fargo equal to average daily dollars outstanding in all ATMs multiplied by the average Federal Funds rate published by the Federal Reserve Bank of San Francisco for the month plus a margin of 30 basis points multiplied by the number of days in the calendar month.
      On March 4, 2004, the Company amended the Agreement with Wells Fargo to provide the currency needed for normal operating requirements for all the Company’s ATMs. Under terms of this amendment, Wells Fargo agreed to not exercise their right to terminate the Agreement for a period of 120 days and the margin utilized in the monthly funding fee computation was changed from 30 basis points to 300 basis points. Until the services were terminated, the Company was also required to maintain a $5.0 million letter of credit as security for the performance of GCA’s obligations under the Agreement. Services under terms of this agreement and the letter of credit securing GCA’s obligations terminated in June 2004.
      Bank of America Amended Treasury Services Agreement — On March 8, 2004, the Company entered into an Amendment of the Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for the Company’s ATMs. The transition of the ATM funding from Wells Fargo to Bank of America was completed June 8, 2004. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. The cash usage fee is included within interest expense on the consolidated statements of income. The cash usage fee in effect at December 31, 2004 was 2.67%.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Site Funded ATMs — The Company operates ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for ATM operational needs. The Company is required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. As of December 31, 2004 and 2003, the Company operated 122 and 69 ATMs, respectively, that were site funded.

4.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Property, equipment and leasehold improvements consist of the following as of December 31, (in thousands):

	2004	2003

ATM equipment	$26,764	$24,218
Cash advance equipment	4,760	4,306
Office and computer equipment	1,769	1,660
Leasehold and building improvements	2,115	2,115

	35,408	32,299
Less accumulated depreciation	(25,067)	(17,170)

Total	$10,341	$15,129

5.	BENEFIT PLANS
      Defined Contribution Plan — GCA has a retirement savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering its employees. The 401(k) Plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions. Expenses related to the matching portion of the contributions to the 401(k) plan were $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

6.	COMMITMENTS AND CONTINGENCIES
      Lease Obligations — The Company leases certain office facilities and operating equipment under cancelable and noncancelable agreements. Total rent expense was approximately $0.6 million, $1.3 million, and $1.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.
      At December 31, 2004, the minimum aggregate rental commitment under all non-cancelable operating leases for the years then ending was (in thousands):

2005	$488
2006	505
2007	496
2008	487
2009	475
Thereafter	475

Total	$2,926

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Claims and Assessments —
      Canadian Goods and Services Tax (“GST”) — In April 2004, CashCall was notified through one of its customers that the Canadian Revenue Agency (“CRA”) Appeals Division had taken a position that the customer was liable for GST tax on commissions it received in connection with the cash advance services provided by CashCall. The CRA’s position is disputed by CashCall and the customer based upon their interpretation of the Canadian Excise Tax Act (“ETA”). Under the ETA, a supply of goods or services is taxable unless it is identified as exempt specifically in the ETA. Included within this listing of exempt transactions are “financial services” transactions. The preliminary position taken by CRA is that the advancement of funds by the gaming establishment to gaming patrons in consideration for receipt of a negotiable instrument issued by CashCall is not an exempt financial services transaction.
      CRA’s position is that the customer should have collected GST tax from CashCall on the commissions it was paid, and remitted these taxes to CRA. CRA requested that our customer remit to them, on our behalf, approximately $0.6 million in GST owed related to the period under audit. Our customer has made the payments to CRA for the location under audit plus another $1.1 million related to another gaming establishment that is under their management. Since they have made these payments for tax on our behalf they have requested reimbursement of these amounts from the Company.
      In December 2004, the Company paid the amount requested related to this specific customer. In February 2005, the Company filed an application for rebate of GST for taxes paid in error with CRA. If this claim is denied, which is expected, the Company intends to defend the rebate claim through the assessment process, the appeals process and then through court, if necessary.
      The Company believes the transactions performed in Canada are financial services transactions that are exempt from GST and are therefore not taxable. As the Company has paid these obligations and as there is uncertainty related to the GCA’s ability to recover these amounts through the refund claim and appeals process, the Company has deemed it appropriate to expense this payment and accrue for a liability related to future payments for this customer. Accordingly, in the year ended December 31, 2004, the Company has recorded $1.7 million in operating expenses related to this potential tax exposure in the accompanying consolidated income statements.
      Compliance Letters from MasterCard International, Inc. and Visa USA — In the normal course of business, the Company routinely receives letters from MasterCard International, Inc. and Visa USA (the “Associations”) regarding non-compliance with various aspects of the respective Associations bylaws and regulations as they relate to transaction processing. The Company is periodically involved in discussions with its sponsoring bank and the Associations to resolve these issues. It is the opinion of management that all of the issues raised by the Associations will be resolved in the normal course of business and related changes to the bankcard transaction processing, if any, will not result in material adverse impact to the financial results of the Company.
      The Company is party to several routine lawsuits, both as plaintiff and defendant, arising from the normal operations. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

7.	BORROWINGS
      Senior Secured Credit Facility — In connection with the Restructuring of Ownership, the Company entered into a new senior secured credit facility (the “Credit Facility”) in an aggregate principal amount of $280 million, consisting of a five-year revolving credit facility of $20.0 million and a six-year term loan of $260 million. Included within the revolving credit facility are a sub-facility that provides for up to $10.0 million in letters of credit and a sub-facility that provides for up to $5.0 million in swingline borrowings.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Credit Facility is secured by all of the Company’s assets, including stock of its principal subsidiaries. In addition, the Credit Facility is secured by a pledge of the stock of Global Cash Access, Inc. held by Holdings. The Credit Facility resulted in proceeds to the Company of $255.7 million net of issuance costs and offering expenses. Proceeds from the term loan portion of the Credit Facility were utilized to finance, in part, the Restructuring of Ownership and pay related fees and expenses.
      The term loan portion of the Credit Facility amortizes at a rate of $3.25 million per quarter for the first five years with the remaining balance to be repaid in equal quarterly installments in the sixth year. In addition, within 100 days after the end of each fiscal year, the Company is required to pay down the term loan in an amount equal to a certain percentage of excess cash flow, as defined within the agreement. For the year ended December 31, 2004, such percentage was 75% or $28.3 million. Borrowings under the Credit Facility bear interest at either i) a base rate (defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%) plus an applicable margin or ii) LIBOR plus an applicable margin. For the term loan portion of the Credit Facility the applicable margin for LIBOR loans is 2.75% while base rate loans have an applicable margin of 1.75%. As of December 31, 2004, the interest rate applicable to the term loan including margin was 5.17%. Initially, for the revolving portion of the Credit Facility the applicable margin for LIBOR loans was 3.00% while base rate loans had an applicable margin of 1.75%. The applicable margin for the revolving portion of the Credit Facility is adjusted from time-to-time based upon the Company’s leverage ratio.
      As of December 31, 2004, the Company had $243.3 million in borrowings under the term loan and $3.4 million in letters of credits issued and outstanding, which reduce amounts available under the revolving portion of the Credit Facility. No borrowings were outstanding under the revolving credit portion of the Credit Facility.
      Senior Subordinated Notes — On March 10, 2004, the Company completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). The Notes Offering resulted in proceeds to the Company of $228.3 million net of issuance costs and offering expenses. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. Proceeds of the Notes Offering were utilized to finance in part the Restructuring of Ownership and pay related fees and expenses.
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
      At December 31, 2004, the minimum aggregate repayment (excluding excess cash flow payments) for all borrowings for the years then ending was (in thousands):

2005	$13,000
2006	13,000
2007	13,000
2008	13,000
2009	149,500
Thereafter	276,750

Total	$478,250

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	RELATED PARTY TRANSACTIONS
      Prior to March 10, 2004, First Data held a 67% ownership interest in the Company (see Restructuring of Ownership section in Note 1). In the normal course of business, First Data and its subsidiaries provided certain services to the Company. The Company was charged a fee by FDFS for all material services provided on its behalf based on the estimated fair value of the services provided. As part of the Restructuring of Ownership, the Company and First Data agreed to transition certain corporate support functions to the Company. These services include tax, accounting, and licensing departments, corporate insurance coverage, and credit card rewards processing. These functions and responsibilities were transitioned in April 2004.
      As part of the Restructuring of Ownership, the Company and First Data agreed for First Data to continue to provide certain services for a period of one year after closing. In connection with the credit and debit card cash advance transactions and the ACH check cashing transactions, the Company incurs a settlement liability to IPS for checks written to gaming properties on cash accounts of IPS. GCA generally funds IPS for the checks on the third business day after the check is issued. The Company pays a check clearing and imaging fee to IPS. IPS pays the Company interest on the outstanding checks from the time they are funded until the check has cleared the IPS bank account. The balance of outstanding checks includes short-term balances as well as checks pending escheatment. Interest is calculated daily on the total outstanding balance and the short-term cash deposits at the lesser of 7% or prime rate per annum.
      In connection with the ATM business, FDFS Holdings, LLC provided ATM funding for which it charged the Company interest. Interest was calculated daily on the total outstanding balance at the lesser of 7% or prime rate per annum. This arrangement was terminated on December 16, 2003.
      GCA markets TeleCheck check authorization and warranty services and is an agent of Western Union in gaming establishments. Under the TeleCheck Marketing Agreement and subsequent amendments, the Company receives the monthly fee revenue from all gaming establishments, less the net warranty expense for the month and an amount equal to the operating expenses. These amounts are included within check services revenue, cost of revenues, and operating expenses, respectively. As an agent under the Western Union agreement, the Company receives a monthly commission based on the total number of merchant outlets and the volume of transactions processed. This amount is included with Central Credit and other revenues in the consolidated statements of income.
      The Company made payments for software development costs to Infonox on the Web, a company owned by M&C during each of the periods presented. A portion of the software development costs are capitalized and reflected in intangible assets in the consolidated balance sheets and the remainder are classified in operating or other expenses in the consolidated statements of income.
      GCA made processing payments based on authorized transactions to USA Payments, a company owned by M&C. The processing payments have been reflected as cost of revenues and other expenses in the consolidated statements of income. Additionally, USA Payments provides pass through invoices related mainly to gateway fees and other processing charges incurred on behalf of the Company from unrelated third parties and subleases a portion of GCA’s corporate facility from GCA.
      As part of the Restructuring of Ownership, Bank of America Corporation became a minority owner of Holdings, the parent company of GCA. The Company uses Bank of America, N.A. for general corporate banking purposes and is charged monthly servicing fees for these services, which are included in operating expenses. In connection with the ATM Funding agreement, GCA obtains cash for our ATMs from Bank of America, N.A. The fees paid to Bank of America are included within operating expenses, while the cash usage fee is included as part of interest expense.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents the transactions with related parties for the years ended December 31, (amounts in thousands):

Related Party	Description of Transaction	2004	2003	2002

First Data and Subsidiaries:
IPS	Invoices paid by IPS passed through as capitalized items to GCA	$284	$215	$305
IPS	Invoices paid by IPS passed through and expensed in operating expenses by GCA	196	732	493
IPS	Check clearing & imaging charges operated by IPS	583	526	569
First Data	Other support services including tax, accounting and licensing departments, corporate insurance coverage and credit card rewards processing	35	208	208
IPS	Interest income earned by GCA on outstanding checks and short-term cash deposits	(1,128)	(983)	(1,017)
FDFS Holdings, LLC	Interest expense recorded by GCA on bailment of ATM cash	—	6,213	4,335
TeleCheck	Check guarantee revenue included in check services revenue	(22,591)	(25,449)	(29,287)
TeleCheck	Check cashing warranties	10,144	9,848	9,827
TeleCheck	Operating expenses	2,959	6,212	11,626
Western Union	Money transfer commissions earned	(355)	(371)	(477)
M&C Subsidiaries:
Infonox on the Web	Software development costs and maintenance expense	1,624	3,643	5,993
USA Payments	Transaction processing charges	2,513	3,016	2,117
USA Payments	Pass through billing related to gateway fees, telecom and other items	1,533	1,986	1,519
USA Payments	Sublease income earned for leasing out corporate office space for backup servers	(18)	(51)	—
Bank of America and Subsidiaries:
Bank of America, N.A.	Bank fees and cash preparation fees for cash accounts maintained	982	311	295
Bank of America, N.A.	Cash usage fee	$3,145	$—	$—

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table details the amounts due from(to) these related parties that are recorded as part of receivables, other, accounts payable and accrued expenses in the consolidated balance sheets as of December 31, (amounts in thousands):

	2004	2003

First Data and Subsidiaries	$2,454	$2,058
M&C and related companies	45	3,166
Bank of America	6	1

Total included within receivables, other	$2,505	$5,225

First Data and Subsidiaries	$(3)	$(245)
USA Payment Systems	(325)	(427)
Infonox on the Web	(52)	—
Bank of America	(137)	(18)

Total included within accounts payable and accrued expenses	$(517)	$(690)

      Included within settlement liabilities on the consolidated balance sheets are $32.0 million and $17.6 million of amounts due to IPS for unpaid checks as of December 31, 2004 and 2003, respectively.
      Banc of America Securities LLC was the Initial Purchaser on the Company’s Notes Offering. In connection with this offering, the Company incurred arrangement fees and related expenses of $6.7 million. These amounts were deducted by Banc of America Securities LLC from the net proceeds of the Notes Offering, and are being amortized over the term of the notes. The remaining unamortized balance of the fees has been included within prepaid expenses on the consolidated balance sheets as of December 31, 2004.
      Bank of America, N.A. was the lead arranger for the Credit Facility. In connection with the closing of the Credit Facility the Company incurred arrangement fees and related expenses of $4.1 million. These amounts were deducted by Bank of America from the net proceeds of the Credit Facility, and are being amortized over the term of the Credit Facility. The remaining unamortized balance of the fees has been included within prepaid expenses on the consolidated balance sheets as of December 31, 2004.
      Additionally, the Company pays an administrative agency fee to Bank of America, N.A. for managing the Credit Facility. The $0.2 million charge for the first year was deducted from the proceeds of the Credit Facility. The remaining unamortized balance of the fees has been included within prepaid expenses on the consolidated balance sheet as of December 31, 2004.

9.	INCOME TAXES
      Pursuant to the Securities Purchase and Exchange Agreement, the Company and Holdings were required to convert from limited liability companies, which are pass-through entities for U.S. income tax purposes, to corporations. The conversion of Holdings was completed on May 14, 2004 and the conversion of the Company was completed on June 7, 2004.
      The result of these conversions was to recognize deferred tax assets and liabilities from the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of conversion into a taxable entity. The net tax asset recorded was principally generated from the step up in tax basis created from the implied value of the Restructuring of Ownership and the Securities Purchase and Exchange Agreement. As Holdings is a holding company for GCA and has no independent operations, it is the policy of Holdings to push down the tax assets and liabilities along with the associated tax expense to the subsidiary company that generates the taxable activity. Accordingly, the entire deferred tax

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
asset and all the related income tax expense was recorded by the Company beginning on the date Holdings converted to a corporation.
      For the year ended December 31, 2004, the Company recorded a net tax benefit of $212.3 million from establishing a net deferred tax asset and recording income tax expense on operations since we became a taxable entity. The recorded net deferred tax asset is subject to change in future periods as the Company obtains final tax return information from the former partners related to the final tax basis of their interests in GCA.
      The following table presents the domestic and foreign components of pretax income and recorded income tax expense for the years ended December 31, (amounts are in thousands):

	2004	2003	2002

Components of pretax income:
Domestic	$37,690	$53,123	$48,560
Foreign	4,306	5,187	2,273

Consolidated	$41,996	$58,310	$50,833

Benefit (provision) for income taxes:
Domestic	$214,084	$—	$—
Foreign	(1,738)	(321)	(1,451)

Consolidated	$212,346	$(321)	$(1,451)

      Substantially all of the difference between our statutory tax rate of 35% and our effective tax rate of (505.6)% resulted from the recognition of the net deferred tax asset recorded in connection with our change in tax status from a pass through entity to a corporation in 2004.
      We expect that our effective tax rate will approximate our statutory rate in future periods.
      The following table outlines the principal components of deferred tax items (amounts in thousands):

December 31,
2004

Deferred tax assets related to:
Accrued expenses	$494
Sales allowances	609
Foreign tax credit	1,976
Net operating losses	4,228
Intangibles	208,979

Total deferred income tax assets	216,286

Deferred tax liabilities related to:
Property, equipment and leasehold improvements	(815)
Other	(766)

Total deferred income tax liabilities	(1,581)

Net deferred income taxes	$214,705

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Company had a net deferred tax asset of $214.7 million. This deferred tax asset was evaluated under the guidelines of SFAS No. 109 Accounting for Income Taxes, and a determination on the basis of objective factors was made that the asset will be realized through future years’ taxable earnings.
      The Company has net operating loss (“NOL”) carryforwards of approximately $11.7 million as of December 31, 2004. These NOL carryforwards begin to expire December 31, 2024.
      Unremitted earnings of foreign subsidiaries are considered to be permanently invested and, accordingly, United States income taxes have not been provided on these earnings. At December 31, 2004, the estimated amount of unremitted earnings of foreign subsidiaries totaled $8.5 million.

10.	PRO FORMA INCOME TAX INFORMATION (UNAUDITED)
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
      The following table presents the computation of the unaudited pro forma income tax expense for the years ended December 31, (amounts in thousands):

	2004	2003	2002

Income before income taxes, as reported	$41,996	$58,310	$50,833
Effective pro forma income tax rate	36.00%	36.12%	36.18%

Pro forma income tax expense	$15,119	$21,062	$18,391

11.	SEGMENT INFORMATION
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
      GCA operates in four distinct business segments: cash advance, ATM, check services and credit reporting services. These segments are monitored separately by management for performance against our internal forecast. The Company’s internal management reporting does not allocate overhead depreciation and amortization expenses to the respective business segments. For the segment information presented below, these amounts have been allocated to the respective segments based upon relation to the business segment (where identifiable) or on respective revenue contribution.
      Other lines of business, none of which exceed the established materiality for segment reporting, include Western Union, direct marketing and QuikPlay, among others.
      The Company’s business is predominantly domestic, with no specific regional concentrations.
      Major customers — During the years ended December 31, 2004, 2003, and 2002, GCA had one major customer, Harrah’s Entertainment, Inc., that generated total revenues of approximately $47.2 million,

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$47.9 million, and $45.6 million from all segments, representing 11.7%, 13.4%, and 13.3% of the Company’s total revenues, respectively. The Company’s contract with that customer expired on October 1, 2004, but continues on a month-to-month basis.
      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The tables below present the results of operations and total assets by operating segment as of, and for the years ended (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total

December 31, 2004
Revenues	$209,962	$158,433	$23,768	$9,368	$1,472	$403,003
Depreciation and amortization	(4,803)	(7,869)	(17)	(364)	(495)	(13,548)
Operating income	39,981	20,256	9,681	4,100	3	74,021
Interest income	1,318	—	—	—	—	1,318
Interest expense	(14,394)	(16,576)	(1,630)	(642)	(101)	(33,343)
Income taxes	129,020	87,434	(2,899)	(1,245)	36	212,346
Minority ownership loss	—	—	—	—	213	213
Net income	$155,925	$91,114	$5,152	$2,213	$151	$254,555
December 31, 2003
Revenues	$186,547	$132,341	$26,326	$9,289	$1,211	$355,714
Depreciation and amortization	(5,872)	(7,290)	—	(364)	(535)	(14,061)
Operating income (loss)	37,611	15,186	9,208	3,557	(1,802)	63,760
Interest income	1,312	—	—	—	—	1,312
Interest expense	—	(6,673)	—	—	(89)	(6,762)
Income taxes	(321)	—	—	—	—	(321)
Minority ownership loss	—	—	—	—	400	400
Net income (loss)	$38,602	$8,513	$9,208	$3,557	$(1,491)	$58,389
December 31, 2002
Revenues	$182,754	$119,424	$29,412	$8,997	$1,306	$341,893
Depreciation and amortization	(5,953)	(4,704)	—	(623)	(540)	(11,820)
Operating income (loss)	36,398	15,313	7,316	1,583	(4,844)	55,766
Interest income	1,283	—	—	—	—	1,283
Interest expense	—	(6,110)	—	—	(106)	(6,216)
Income taxes	(1,451)	—	—	—	—	(1,451)
Minority ownership loss	—	—	—	—	1,040	1,040
Net income (loss)	$36,230	$9,203	$7,316	$1,583	$(3,910)	$50,422

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
Total Assets	2004	2003

Cash advance	$316,904	$154,497
ATM	133,005	44,991
Check services	4,223	2,944
Credit reporting	41,263	40,764
Other	530	431

Total assets	$495,925	$243,627

12.	SUBSEQUENT EVENTS
      In January 2005, Holdings completed a 13-for-1 stock split for all classes of stock that increased the total authorized shares of Holdings from 5,555,555 shares to 72,222,215 shares. Additionally, Holdings adopted the 2005 Stock Incentive Plan (“Stock Incentive Plan”). Under the Stock Incentive Plan, Holdings has reserved 3,841,615 shares of Class A Common Stock for the grant of stock options and other equity incentive awards. In the first quarter of 2005, options to purchase an aggregate of 3,046,930 shares of common stock were granted under the Stock Incentive Plan. Of this amount, options to purchase 2,846,930 shares were granted to employees of the Company and options to purchase 200,000 shares were granted to consultants and directors of the Company.

13.	GUARANTOR INFORMATION
      As part of the Restructuring of Ownership discussed in Note 1 to these consolidated financial statements, the Company issued $235 million in senior subordinated notes due 2012 (the “Notes”). The Notes are guaranteed by all of the Company’s domestic wholly-owned existing subsidiaries. These guaranties are full, unconditional, joint and several. CashCall, which is a wholly owned subsidiary and QuikPlay, which is a consolidated joint venture, do not guarantee the Notes. As such, the following consolidating schedules present separate financial statement information on a combined basis for the parent only, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C. AND SUBSIDIARIES)
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2004

		Combined	Combined Non-	Elimination
	Parent	Guarantors	Guarantors	Entries*	Consolidated

	(Amounts in thousands)
ASSETS
Cash and cash equivalents	$45,037	$662	$3,178	$—	$48,877
Settlement receivables	29,787	—	570	—	30,357
Receivables, other	6,915	16,952	19	(19,245)	4,641
Prepaid and other assets	13,713	—	12	—	13,725
Investment in subsidiaries	59,719	—	—	(59,719)	—
Property, equipment and leasehold improvements, net	10,341	—	—	—	10,341
Goodwill, net	116,575	39,470	688	—	156,733
Other intangibles, net	16,512	34	—	—	16,546
Deferred income taxes, net	214,121	—	584	—	214,705

TOTAL	$512,720	$57,118	$5,051	$(78,964)	$495,925

LIABILITIES AND STOCKHOLDER’S (DEFICIENCY) EQUITY
LIABILITIES:
Settlement liabilities	$41,583	$—	$609	$—	$42,192
Accounts payable	19,929	375	313	—	20,617
Accrued expenses	30,350		1,153	(19,245)	12,258
Borrowings	478,250	—	—	—	478,250

Total liabilities	570,112	375	2,075	(19,245)	553,317

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	87	—	—	—	87
STOCKHOLDER’S (DEFICIENCY) EQUITY	(57,479)	56,744	2,975	(59,719)	(57,479)

TOTAL	$512,720	$57,119	$5,050	$(78,964)	$495,925

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C. AND SUBSIDIARIES)
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2003

		Combined	Combined Non-	Elimination
	Parent	Guarantors	Guarantors	Entries*	Consolidated

		(Amounts in thousands)
ASSETS
Cash and cash equivalents	$14,665	$195	$8,563	$—	$23,423
Settlement receivables	19,946	—	361	—	20,307
Receivables, other	(1,201)	10,830	3,151	(6,270)	6,510
Prepaid and other assets	954	—	—	—	954
Investment in subsidiaries	56,768	—	—	(56,768)	—
Property, equipment and leasehold improvements, net	15,108	21	—	—	15,129
Goodwill, net	116,575	39,470	640	—	156,685
Other intangibles, net	20,250	369	—	—	20,619

TOTAL	$243,065	$50,885	$12,715	$(63,038)	$243,627

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Settlement liabilities	$22,709	$—	$259	$—	$22,968
Accounts payable	17,489	371	156	—	18,016
Accrued expenses	3,620	—	6,046	(6,270)	3,396

Total liabilities	43,818	371	6,461	(6,270)	44,380

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	—	—	—	—
MEMBERS’ CAPITAL	199,247	50,514	6,254	(56,768)	199,247

TOTAL	$243,065	$50,885	$12,715	$(63,038)	$243,627

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C. AND SUBSIDIARIES)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2004

		Combined	Combined Non-
	Parent	Guarantors	Guarantors	Eliminations*	Consolidated

	(Amounts in thousands)
REVENUES:
Cash advance	$205,677	$—	$4,285	$—	$209,962
ATM	158,433	—	—	—	158,433
Check services	23,768	—	—	—	23,768
Central Credit and other revenues	6,081	10,519	72	(5,832)	10,840

Total revenues	393,959	10,519	4,357	(5,832)	403,003
COST OF REVENUES	267,150	276	2,686	—	270,112

GROSS PROFIT	126,809	10,243	1,671	(5,832)	132,891
Operating expenses	(39,249)	(3,657)	(2,971)	555	(45,322)
Amortization	(5,337)	(335)	—	—	(5,672)
Depreciation	(7,855)	(21)	—	—	(7,876)

OPERATING INCOME (LOSS)	74,368	6,230	(1,300)	(5,277)	74,021

INTEREST INCOME (EXPENSE), NET
Interest income	1,210	—	108	—	1,318
Interest expense	(33,343)	—	—	—	(33,343)

Total interest income (expense), net	(32,133)	—	108	—	(32,025)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT AND MINORITY OWNERSHIP LOSS	42,235	6,230	(1,192)	(5,277)	41,996
INCOME TAX BENEFIT	212,107	—	239	—	212,346

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	254,342	6,230	(953)	(5,277)	254,342
MINORITY OWNERSHIP LOSS	213	—	—	—	213

NET INCOME (LOSS)	$254,555	$6,230	$(953)	$(5,277)	$254,555

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C. AND SUBSIDIARIES)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2003

		Combined	Combined Non-
	Parent	Guarantors	Guarantors	Eliminations*	Consolidated

	(Amounts in thousands)
REVENUES:
Cash advance	$181,982	$—	$4,565	$—	$186,547
ATM	132,341	—	—	—	132,341
Check services	26,326	—	—	—	26,326
Central Credit and other revenues	5,016	9,965	23	(4,504)	10,500

Total revenues	345,665	9,965	4,588	(4,504)	355,714
COSTS OF REVENUES	229,022	304	3,137	—	232,463

GROSS PROFIT	116,643	9,661	1,451	(4,504)	123,251
Operating expenses	(39,211)	(4,787)	(1,432)	—	(45,430)
Amortization	(6,173)	(335)	—	—	(6,508)
Depreciation	(7,524)	(29)	—	—	(7,553)

OPERATING INCOME	63,735	4,510	19	(4,504)	63,760

INTEREST INCOME (EXPENSE), NET
Interest income	1,017	—	295	—	1,312
Interest expense	(6,762)	—	—	—	(6,762)

Total interest income (expense), net	(5,745)	—	295	—	(5,450)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	57,990	4,510	314	(4,504)	58,310
INCOME TAX PROVISION	—	—	(321)	—	(321)

INCOME BEFORE MINORITY OWNERSHIP LOSS	57,990	4,510	(7)	(4,504)	57,989
MINORITY OWNERSHIP LOSS	400	—	—	—	400

NET INCOME	$58,390	$4,510	$(7)	$(4,504)	$58,389

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C. AND SUBSIDIARIES)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2002

		Combined	Combined Non-
	Parent	Guarantors	Guarantors	Eliminations*	Consolidated

	(Amounts in thousands)
REVENUES:
Cash advance	$176,599	$—	$6,155	$—	$182,754
ATM	119,424	—	—	—	119,424
Check services	29,412	—	—	—	29,412
Central Credit and other revenues	88	9,519	—	696	10,303

Total revenues	325,523	9,519	6,155	696	341,893
COST OF REVENUES	212,348	330	3,980	—	216,658

GROSS PROFIT	113,175	9,189	2,175	696	125,235
Operating expenses	(47,529)	(6,462)	(3,658)	—	(57,649)
Amortization	(6,177)	(335)	—	—	(6,512)
Depreciation	(5,020)	(288)	—	—	(5,308)

OPERATING INCOME (LOSS)	54,449	2,104	(1,483)	696	55,766

INTEREST INCOME (EXPENSE), NET
Interest income	1,149	—	134	—	1,283
Interest expense	(6,216)	—	—	—	(6,216)

Total interest income (expense), net	(5,067)	—	134	—	(4,933)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	49,382	2,104	(1,349)	696	50,833
INCOME TAX PROVISION	—	—	(1,451)	—	(1,451)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	49,382	2,104	(2,800)	696	49,382
MINORITY OWNERSHIP LOSS	1,040	—	—	—	1,040

NET INCOME (LOSS)	$50,422	$2,104	$(2,800)	$696	$50,422

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C. AND SUBSIDIARIES)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004

		Combined	Combined Non-
	Parent	Guarantors	Guarantors	Eliminations*	Consolidated

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$254,555	$6,230	$(953)	$(5,277)	$254,555
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	1,618	—	—	—	1,618
Amortization of intangibles	5,337	335	—	—	5,672
Depreciation	7,855	21	—	—	7,876
Equity income	(5,277)	—	—	5,277	—
Loss on sale or disposal of assets	179	—	—	—	179
Deferred income taxes	(214,121)	—	(544)	—	(214,665)
Minority ownership loss	(213)	—	—	—	(213)
Changes in operating assets and liabilities:
Settlement receivables	(9,683)	—	(132)	—	(9,815)
Receivables, other	7,959	(6,123)	(2,337)	(158)	(659)
Prepaid and other assets	(464)	—	(11)	—	(475)
Settlement liabilities	18,699	—	296	—	18,995
Accounts payable	1,887	4	142	555	2,588
Accrued expenses	8,571	—	985	—	9,556

Net cash provided by (used in) operating activities	76,902	467	(2,554)	397	75,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(3,261)	—	—	—	(3,261)
Purchase of other intangibles	(1,600)	—	—	—	(1,600)
Investment in subsidiaries	(750)	—	—	750	—

Net cash (used in) provided by investing activities	(5,611)	—	—	750	(4,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	484,087	—	—	—	484,087
Repayments under credit facility	(16,750)	—	—	—	(16,750)
Debt issuance costs	(3,000)	—	—	—	(3,000)
Minority capital contributions	300	—	—	—	300
Capital investments in subsidiaries	—	—	750	(750)	—
Redemption of membership interests and distributions to partners	(505,157)	—	(4,130)	—	(509,287)

Net cash used in financing activities	(40,520)	—	(3,380)	(750)	(44,650)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(399)	$—	$549	$(397)	$(247)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,372	467	(5,385)	—	25,454
CASH AND CASH EQUIVALENTS —
Beginning of period	14,665	195	8,563	—	23,423

CASH AND CASH EQUIVALENTS —
End of period	$45,037	$662	$3,178	$—	$48,877

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C. AND SUBSIDIARIES)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003

		Combined		Combined Non-
	Parent	Guarantors		Guarantors	Eliminations*	Consolidated

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$58,391	$4,509		$(7)	$(4,504)	$58,389
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of intangibles	6,173	335		—	—	6,508
Depreciation	7,524	29		—	—	7,553
Loss on sale or disposal of assets	458	—		—	—	458
Equity income (loss)	(4,504)	—		—	4,504	—
Minority ownership loss	(400)	—		—	—	(400)
Changes in operating assets and liabilities:
Settlement receivables	674	—		121	—	795
Receivables, other	7,416	(4,596)		(2,895)	(2,635)	(2,710)
Prepaid and other assets	44	—		—	—	44
Settlement liabilities	(34,219)	—		(70)	—	(34,289)
Accounts payable	1,623	(203)		(389)	—	1,031
Accrued expenses	(3,974)	—		(3,353)	3,419	(3,908)

Net cash provided by (used in) operating activities	39,206	74		(6,593)	784	33,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(6,010)		(2)	—	—	(6,012)
Purchase of other intangibles	(1,035)					(1,035)
Investment in subsidiaries	(1,000)	—		—	1,000	—

Net cash (used in) provided by investing activities	(8,045)		(2)	—	1,000	(7,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority capital contributions	400	—		—	—	400
Capital contributions	—	—		1,000	(1,000)	—
Distributions to partners	(63,467)	—		—	—	(63,467)

Net cash (used in) provided by financing activities	(63,067)	—		1,000	(1,000)	(63,067)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,206	—		2,060	(784)	2,482

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,700)	72		(3,533)	—	(34,161)
CASH AND CASH EQUIVALENTS — Beginning of period	45,365	123		12,096	—	57,584

CASH AND CASH EQUIVALENTS — End of period	$14,665	$195		$8,563	$—	$23,423

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C. AND SUBSIDIARIES)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002

		Combined	Combined Non-
	Parent	Guarantors	Guarantors	Eliminations*	Consolidated

	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,422	$2,104	$(2,800)	$696	$50,422
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of intangibles	6,177	335	—	—	6,512
Depreciation	5,020	288	—	—	5,308
Loss on sale or disposal of assets	(151)	—	—	—	(151)
Equity income (loss)	696	—	—	(696)	—
Minority ownership loss	(1,040)	—	—	—	(1,040)
Changes in operating assets and liabilities:
Settlement receivables	12,549	—	94	—	12,643
Receivables, other	(2,902)	(2,936)	(8,149)	8,294	(5,693)
Prepaid and other assets	360	—	—	—	360
Settlement liabilities	13,825	—	(180)	—	13,645
Accounts payable	431	12	95	—	538
Accrued expenses	426	(186)	7,464	(8,284)	(580)

Net cash provided by (used in) operating activities	85,813	(383)	(3,476)	10	81,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(7,785)	—	—	—	(7,785)
Purchase of other intangibles	(1,965)	—	—		(1,965)
Investment in subsidiaries	(2,600)	—	—	2,600	—

Net cash (used in) provided by investing activities	(12,350)	—	—	2,600	(9,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority capital contributions	1,040	—	—	—	1,040
Capital contributions	—	—	2,600	(2,600)	—
Distributions to partners	(53,373)	—	—	—	(53,373)

Net cash (used in) provided by financing activities	(52,333)	—	2,600	(2,600)	(52,333)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	145	—	68	(10)	203

NET DECREASE IN CASH AND CASH EQUIVALENTS	21,275	(383)	(808)	—	20,084
CASH AND CASH EQUIVALENTS — Beginning of period	24,090	506	12,904	—	37,500

CASH AND CASH EQUIVALENTS — End of period	$45,365	$123	$12,096	$—	$57,584

*	Eliminations include intercompany investments and management fees

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2004 in timely alerting them to material information required to be included in our periodic SEC filings.
      There has been no change in our internal control over financial reporting that occurred during our fiscal fourth quarter that ended December 31, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table sets forth information as to persons who serve as our directors and executive officers, together with their positions and ages. Executive officers are appointed by and serve at the pleasure of our board of directors.

Name	Age	Position

Karim Maskatiya	52	Co-Founder, Co-Chairman and Director
Robert Cucinotta	44	Co-Founder and Director
Kirk Sanford	38	President, Chief Executive Officer and Director
Harry C. Hagerty	44	Executive Vice President and Chief Financial Officer
Diran Kludjian	48	Executive Vice President of North American and International Sales
Kurt Sullivan	53	Executive Vice President
Tom Sears	45	Executive Vice President of Business Development
Walter G. Kortschak	45	Co-Chairman and Director
Charles J. Fitzgerald	37	Director
E. Miles Kilburn	42	Director
      Set forth below is a brief description of the business experience of the persons who serve as our directors and executive officers:
      Karim Maskatiya is a co-founder and co-chairman of the company and has served as a member of the board of directors designated by M&C International since our incorporation pursuant to the stockholders agreement that was entered into among our parent company’s stockholders. Mr. Maskatiya is also President and Chairman of M&C International. From 1992 to present, Mr. Maskatiya has been a principal of USA

Processing, Inc., an independent sales organization in the merchant processing industry. From 2001 to present, Mr. Maskatiya has been a principal of WD International, L.L.C., formerly known as Cornerstone Payment Systems, L.L.C., an independent sales organization in the merchant processing industry. Mr. Maskatiya is also President and Chairman of USA Payments, a payment processing company whose services we use, President of USA Payment Systems, a payment processing company whose services we use and Chairman of Infonox on the Web, a technology research and development company whose services we use. Mr. Maskatiya has also been a real estate investor and developer in Northern California since 1978.
      Robert Cucinotta is a co-founder of the company and has served as a member of the board of directors designated by M&C International since our incorporation pursuant to the stockholders agreement that was entered into among our parent company’s stockholders. Mr. Cucinotta is also Secretary of M&C International. From 1992 to present, Mr. Cucinotta has been a principal of USA Processing, Inc. From 2001 to present, Mr. Cucinotta has been a principal of WD International, L.L.C., formerly known as Cornerstone Payment Systems, L.L.C. Mr. Cucinotta is also Secretary of USA Payments, Secretary of Infonox on the Web and Secretary of USA Payment Systems. Mr. Cucinotta has been a real estate investor and developer in Northern California since 1983.
      Kirk Sanford has served as our President and Chief Executive Officer since 1999 and was a member of our management committee when we conducted our operations as a limited liability company from 1998 through May 2004. Mr. Sanford joined our board of directors in March 2005. Before serving as our Chief Executive Officer, Mr. Sanford was our Executive Vice President of Sales, Marketing and Product Development from 1998 to 1999. Prior to joining the company, Mr. Sanford was the general manager of a joint venture between USA Processing, Inc. and BA Merchant Services, Inc. from 1995 to 1998, where he managed the operations, sales, marketing and product development of the joint venture. Prior to this position, Mr. Sanford was Executive Vice President of Sales for Universal Services Association, a start-up merchant payment services company. Mr. Sanford is also a director of M&C International.
      Harry C. Hagerty has served as our Executive Vice President and Chief Financial Officer since July 2004. Before joining our executive team, Mr. Hagerty was Executive Vice President and Chief Financial Officer of Caesars Entertainment, Inc. from March 2002 to May 2004. Prior to that, he was the Chief Operating Officer of Akula Software, Inc. from October 2001 to March 2002, and Chief Financial Officer from April 2001 to October 2001. From November 1999 to April 2001, he was President of Venator Corporate Advisors. Mr. Hagerty has also served as Managing Director, Investment Banking of BancBoston Robertson Stephens Inc. from March 1998 to November 1999, and Managing Director, Investment Banking of Deutsche Morgan Grenfell Inc. from January 1994 to March 1998.
      Diran Kludjian has served as our Executive Vice President of North American and International Sales since 1999. Prior to that he was our Senior Vice President from 1998 to 1999. Before joining our executive team, Mr. Kludjian spent five years with First Data Corporation, last serving as a vice president of the Chase Banking Alliance for the entertainment and travel sector. Mr. Kludjian also has 15 years of consumer product sales and marketing experience.
      Kurt Sullivan joined us in December 2000 and currently serves as an Executive Vice President where he directs the development and deployment of our QCP Web and ACM products and our QuikCredit and Central Credit check warranty service. Prior to joining us, Mr. Sullivan had 22 years of experience in the gaming industry, including 20 years with Circus Circus Enterprises, Inc. He served on the Board of Directors of Circus Circus Enterprises, Inc. and held several management positions, the most recent being senior vice president of operations and general manager. Mr. Sullivan has also worked for the MGM Grand Hotel & Casino and Park Place Entertainment Corporation.
      Tom Sears has served as our Executive Vice President of Business Development since he joined the Company in March 2002. Prior to joining the company, Mr. Sears spent seven years at Park Place Entertainment as vice president of operations and vice president of interactive strategies. Prior to that, Mr. Sears spent nine years in operations at Harrah’s Entertainment, Inc., including positions in five different markets (Atlantic City, NJ, Reno, NV, Laughlin, CA, Las Vegas, NV and Vicksburg, MS). Mr. Sears began his career at Harrah’s Entertainment, Inc., which was then known as Holiday Inns, Inc., as a labor analyst in 1984 and eventually served as director of finance during the opening of the Vicksburg facility.
      Walter G. Kortschak has served as a member of the board of directors since our incorporation as a designee pursuant to the stockholders agreement that was entered into among our parent company’s stockholders. Mr. Kortschak is a managing partner and managing member of various entities affiliated with Summit Partners, a private equity and venture capital firm, where he has been employed since June 1989. Prior to that, he was a Vice President at Crosspoint Venture Partners, a venture capital firm. Mr. Kortschak also serves as a director of AlphaSmart, Inc., a provider of technology solutions for the education market, Somera Communications, Inc., a telecommunications equipment company, the National Venture Capital Association and several privately held companies.
      Charles J. Fitzgerald has served as a member of the board of directors since our incorporation as a designee pursuant to the stockholders agreement that was entered into among our parent company’s stockholders. Mr. Fitzgerald has been a partner and member of various entities affiliated with Summit Partners, a private equity and venture capital firm, since January 2005. Prior to that, he was a principal of Summit Partners from 2002 to 2004 and a vice president from 2001 to 2002. From 1998 to 2001, Mr. Fitzgerald was the chief executive officer of North Systems, Inc., a software vendor. Mr. Fitzgerald also serves as a director of WebSideStory, Inc., a provider of on-demand web analytics and several privately held companies.
      E. Miles Kilburn has served as a member of the board of directors since March 2005. Mr. Kilburn has been a partner at Ceres Capital Partners, a private equity and commodity trading advisory firm, since March 2005. Prior to that, he was Executive Vice President and Chief Strategy Officer with Concord EFS, Inc. (which became a wholly-owned subsidiary of First Data Corporation in February 2004) from 2003 to 2004, and Senior Vice President of Business Strategy and Corporate Development from 2001 to 2003. Mr. Kilburn was Group Executive Vice President and Chief Financial Officer for Star Systems, Inc. from 1999 to 2001. He has also served as Senior Vice President and Chief Financial Officer for Primary Payment Systems, Inc., a majority-owned subsidiary of Star Systems, Inc., from 1997 to 1999. Mr. Kilburn also serves as a director of several privately held companies.
      Our board of directors is comprised of the same individuals that comprise our parent company’s board of directors. Messrs. Maskatiya, Cucinotta, Kortschak, Fitzgerald, Kilburn and Sanford were appointed to the board pursuant to a stockholders agreement entered into among our parent company’s stockholders on May 13, 2004. The parties to the stockholders agreement agreed to cause the election to the board of, among others, two representatives designated by M&C International (Messrs. Maskatiya and Cucinotta), two representatives designated by the holders of a majority of all shares of voting capital stock other than those held by M&C International (Messrs. Kortschak and Fitzgerald), one individual that is neither an officer nor an employee of ours and that is approved by M&C International and the holders of a majority of all shares of voting capital stock other than those held by M&C International and Bank of America Corporation and that is an independent director under the relevant rules promulgated by the New York Stock Exchange (Mr. Kilburn). The stockholder agreement further provides for the election, in certain circumstances, of up to two additional directors that are neither officers nor employees of ours. The first such additional director must be approved by M&C International and the holders of a majority of all shares of voting capital stock other than those held by M&C International and Bank of America Corporation. The second such additional individual must be approved by M&C International, the holders of a majority of all shares of voting capital stock held by entities affiliated with Tudor Investment Corporation and the holders of a majority of all shares of voting capital stock other than those held by M&C International and Bank of America Corporation. The requisite stockholders have waived compliance with the provision of the stockholders agreement relating to the election of the first such additional director in favor of appointing Mr. Sanford to the board. This waiver is revocable at any time by the same vote of the requisite stockholders that was required to effect the waiver.
      We do not have an audit committee financial expert serving on our audit committee because none of our securities are listed on a national securities exchange or national securities association and we are therefore not subject to any listing standards that require us to have an audit committee.

      We have adopted a Code of Business Conduct and Ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The Code of Business Conduct and Ethics is available on our website at www.globalcashaccess.com. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Conduct will be promptly disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION
      The following table sets forth information regarding compensation paid by us to our Chief Executive Officer and our four other highest-paid executive officers, as well as two former executive officers that would have been among our four highest-paid executive officers had they remained employed with us through the end of 2004:
Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation

				Other Annual	Securities
				Compensation ($)	Underlying	All Other
Name and Position	Year	Salary ($)	Bonus ($)	(2)	Options (#)	Compensation ($)

Kirk Sanford,	2004	$286,532	$150,000	$—	—	$9,662	(3)(4)
Chief Executive Officer(1)	2003	297,500	150,000	—	—	6,077	(3)
	2002	350,000	350,000	—	—	6,154	(3)
Harry Hagerty,	2004	126,923	94,247	—	722,215	234	(4)
Chief Financial Officer(5)	2003	—	—	—	—	—
	2002	—	—	—	—	—
Diran Kludjian,	2004	230,058	186,227	—	—	39,968	(3)(4)(7)
Executive Vice President of	2003	200,000	123,100	—	—	6,970	(3)
North American	2002	150,000	190,781	—	—	6,277	(3)
and International Sales(6)
Tom Sears,	2004	171,538	78,000	—	—	13,178	(3)(4)
Executive Vice President of	2003	199,750	37,500	—	—	8,000	(3)
Business Development(6)	2002	185,288	18,750	—	—	7,371	(3)
Kurt Sullivan,	2004	174,186	34,000	—	—	10,934	(3)(4)
Executive Vice President	2003	215,954	12,500	—	—	8,170	(3)
	2002	240,000	12,500	—	—	8,000	(3)
Robert C. Fry(8)	2004	111,756	37,500	—	—	515,328	(3)(4)(9)
	2003	212,500	75,000	26,432	—	6,057	(3)
	2002	230,769	120,000	26,442	—	5,615	(3)
Pamela Shinkle(10)	2004	100,002	37,500	—	—	516,779	(3)(4)(9)
	2003	168,846	37,500	55,703	—	6,127	(3)
	2002	183,077	50,000	—	—	5,508	(3)

(1)	In 2004, our Chief Executive Officer received payments in the aggregate amount of approximately $17.3 million and $0.1 million from M&C International and USA Payments, respectively. In 2003 he received payments in aggregate amounts of $1.0 million and $0.1 million, respectively from these entities, and in 2002 he received payments in aggregate amounts of $0.6 million and $0.1 million, respectively, from these entities. A portion of these payments are attributable to Mr. Sanford’s 1% ownership interest in M&C International. In addition, Messrs. Maskatiya and Cucinotta maintain an informal arrangement with Mr. Sanford to compensate him through payments from M&C International and USA Payments for advisory services that he performs for those entities. Under the terms of this informal arrangement, Mr. Sanford is paid an amount equal to approximately 4% of the distributions made by us to M&C International. The terms of this arrangement are solely economic, and do not provide Mr. Sanford with any voting rights or rights to participate in the management of either entity. The terms of this arrangement do not provide Mr. Sanford with any rights to proceeds upon the liquidation of M&C International or USA Payments, although Messrs. Maskatiya and Cucinotta directly or through M&C International, may make payments to Mr. Sanford in connection with such an event. This informal arrangement is terminable at any time at the will of Messrs. Maskatiya and Cucinotta or M&C International and USA Payments. Such payments may or may not continue in the future.

(2)	Represents payout of accrued, but unused vacation time.

(3)	Includes company-provided match payments under our 401(k) plan.

(4)	Includes reimbursement of out-of-pocket payments incurred by executives for health care.

(5)	Mr. Hagerty became our Chief Financial Officer in July 2004 with a base annual salary of $300,000 per year and eligibility for a bonus of $200,000 per year.

(6)	In 2004, Messrs. Kludjian and Sears received payments in the aggregate amount of $0.5 million and $0.1 million, respectively, from M&C International for advisory services that they performed for M&C International pursuant to informal arrangements with Messrs. Maskatiya and Cucinotta. Neither Mr. Kludjian nor Mr. Sears received any payments from M&C International in 2003 or 2002. These informal arrangements are terminable at any time at the will of Messrs. Maskatiya and Cucinotta or M&C International. Such payments may or may not continue in the future.

(7)	Includes reimbursement of relocation and moving costs incurred by Mr. Kludjian in connection with his relocation to the Las Vegas, Nevada metropolitan area.

(8)	Mr. Fry is our former Chief Financial Officer, whose employment terminated on May 28, 2004.

(9)	Represents the payment of $500,000 upon the termination of employment of the named executive as partial consideration for a covenant not to compete with us.

(10)	Ms. Shinkle is our former chief operating officer, whose employment terminated on May 28, 2004.
      The following table sets forth information regarding grants of stock options by our parent company during the year ended December 31, 2004 to the executive officers named in the Summary Compensation Table. Our parent company granted one option to purchase 722,215 shares of common stock during the year ended December 31, 2004, giving effect to a stock split consummated by our parent company in January 2005. Potential realizable values are net of exercise price before taxes, and are based on the assumption that our parent company’s common stock appreciates at the annual rate shown, compounded annually, from the date of grant until expiration of the ten-year option term. These numbers are calculated based on requirements set forth in rules promulgated by the SEC and do not reflect our projection or estimate of future stock price appreciation.
Option Grants in Last Fiscal Year

Potential Realizable Value
	Number of Shares				At Assumed Annual Rates
	of Common Stock	Percent of Total			of Stock Price Appreciation
	Underlying	Options Granted	Exercise or		for Option Term
	Options Granted	to Employees in	Base Price per
Name	(#)	Fiscal Year 2004	Share ($/Sh)	Expiration Date	5% ($)	10% ($)

Kirk Sanford	—	—	—	—	—	—
Harry Hagerty	722,215	100.00%	$8.05	9/1/2014	$3,656,287	$9,265,748
Diran Kludjian	—	—	—	—	—	—
Tom Sears	—	—	—	—	—	—
Kurt Sullivan	—	—	—	—	—	—
Robert C. Fry	—	—	—	—	—	—
Pamela Shinkle	—	—	—	—	—	—
      The stock option set forth above will become exercisable for 25% of the shares subject to the option on July 12, 2005, which is the first anniversary of the commencement of Mr. Hagerty’s employment with us, and option will become exercisable for the remainder of the shares subject to the option in 36 successive equal monthly installments, subject to the continuation of Mr. Hagerty’s employment with us. Notwithstanding the foregoing schedule, the option will become exercisable on an accelerated basis in the event that we undergo certain types of corporate transactions or changes in control, such as an acquisition of us by a third party, or in the event that we terminate Mr. Hagerty’s employment without cause, as defined in Mr. Hagerty’s employment agreement, or Mr. Hagerty resigns for good reason, as defined in his employment agreement.
      The following table sets forth information regarding the number and value of securities underlying options to purchase shares of our parent company’s common stock held as of December 31, 2004, giving effect to a stock split consummated by our parent company in January 2005, by the executive officers named in the Summary Compensation Table.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Number of Securities
			Underlying Unexercised		Value of Unexercised in-the-
	Shares		Options at Fiscal		Money Options at Fiscal
	Acquired on		Year-End (#)		Year-End ($)
	Exercise	Value
Name	(#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Kirk Sanford	—	—	—	—	—	—
Harry Hagerty	—	—	—	722,215	—	$4,289,957	(1)
Diran Kludjian	—	—	—	—	—	—
Tom Sears	—	—	—	—	—	—
Kurt Sullivan	—	—	—	—	—	—
Robert C. Fry	—	—	—	—	—	—
Pamela Shinkle	—	—	—	—	—	—

(1)	Assumes a fair market value of $13.99 per share of our parent company’s common stock as of December 31, 2004.

Compensation of Directors
      Our board of directors is comprised of the same individuals that comprise our parent company’s board of directors. Members of our board of directors receive compensation for serving on our parent company’s board of directors and do not receive any additional compensation for serving as our directors. Prior to March 2005, the members of our board of directors did not receive any compensation for serving on the board of directors. Commencing in March 2005, all directors who are not our employees or affiliated with any of our principal beneficial owners receive an annual fee of $20,000 for serving on our board of directors and our parent company’s board of directors. In addition, each member of our audit committee, compensation committee and nominating and corporate governance committees that is independent, within the meaning of the applicable rules of any national securities exchange or national securities association, receives an additional annual fee of $5,000 and the chairman of our audit committee receives a further additional annual fee of $5,000. All annual fees are paid in quarterly installments. In addition, our parent company grants to each director who is not an employee of ours or affiliated with any of our principal beneficial owners, upon the director’s initial appointment to the board, an option to purchase 100,000 shares of our parent company’s common stock under our parent company’s 2005 Stock Incentive Plan. The exercise price for these options is the fair market value of our common stock at the time of the grant of the stock options. For each grant, one eighth of the options will vest after six months of service as a director, and the remainder will vest ratably in equal monthly installments over the succeeding forty-two months. The options have a term of ten years.
Employment Agreements

Hagerty Employment Agreement
      As of July 12, 2004, we entered into an employment agreement with Harry C. Hagerty, our Chief Financial Officer, for a term of three years, at a base annual salary of $300,000 and eligibility for a discretionary bonus of $200,000. In addition, the employment agreement provides Mr. Hagerty with a pro rated partial target bonus for the year in which his employment is terminated, one year’s salary continuation and target bonus, pro rated vesting of his stock option plus one year’s accelerated vesting of his stock option if his employment is terminated without cause prior to the first anniversary of his employment, and full accelerated vesting of his stock option in the event his employment is terminated without cause after the first anniversary of his employment. The employment agreement also provides for full accelerated vesting of his stock option upon the occurrence of certain events, including an acquisition of us or a change in control of us. Further, the employment agreement provides Mr. Hagerty with severance and noncompete payments in the aggregate amount of 2.99 times the sum of his most recent year’s base annual salary plus a target bonus equal to two-thirds of such base salary in the event his employment is terminated without cause within 12 months after a change in control of us. Additionally, Mr. Hagerty’s agreement provides for a tax “gross-up” in the event that he is subject to an excise tax in the event of any benefit he receives is deemed to constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code. Mr. Hagerty’s severance benefits are conditioned upon him executing certain releases in favor of us. Mr. Hagerty’s employment agreement also contains a noncompetition covenant lasting for two years after termination of his employment and a nonsolicitation covenant lasting for one year after termination of his employment.
      We do not have employment agreements with any of our other executive officers or employees.

Sanford, Kludjian, Sears and Sullivan Stock Option Agreements
      The agreements pursuant to which we have granted stock options to Messrs. Sanford, Kludjian, Sears and Sullivan provide for full acceleration of vesting of the portions of the stock options that are neither assumed nor replaced by a successor corporation after an acquisition of us, and for full acceleration of vesting of the portions of the stock options that are assumed or replaced in the event that the respective executive’s employment is terminated without cause within 18 months after an acquisition of us. The agreements further provide for full acceleration of the vesting of the stock options in the event that the respective executive’s employment is terminated without cause within 18 months after a change in control of us.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions
      We do not currently have a compensation committee. During the fiscal year ended December 31, 2004, Kirk Sanford, our Chief Executive Officer, and Harry Hagerty, our Chief Financial Officer, participated in deliberations of our board of directors concerning executive officer compensation.

Report of the Board of Directors on Executive Compensation
      The following report shall not be deemed to be “filed” with the Securities and Exchange Commission nor shall the following report be deemed to be incorporated by reference into any future filings under the Securities Act or the Exchange Act.
      Our entire board of directors has the responsibility to approve the overall compensation strategy, administer our annual and long-term compensation plans, and make all decisions with respect to executive compensation.
      The objectives of our executive compensation policies are to attract, retain, motivate and reward key personnel who possess the necessary leadership and management skills, through competitive base salary, annual cash bonus incentives, long-term incentive compensation in the form of stock options, and various benefits, including medical and life insurance plans.
      Our executive compensation policies are intended to combine competitive levels of compensation and rewards for above average performance and to align relative compensation with the achievements of key business objectives, optimal satisfaction of customers and maximization of stockholder value. The board of directors believes that stock ownership by management is beneficial in aligning management and stockholder interests, thereby enhancing stockholder value.
      Base Salaries. Salaries for our executive officers are determined primarily on the basis of the executive officer’s responsibility, general salary practices of peer companies and the officer’s individual qualifications and experience. The base salaries are reviewed annually and may be adjusted by the board of directors, or a compensation committee formed in the future, in accordance with certain criteria which include individual performance, the functions performed by the executive officer, the scope of the executive officer’s on-going duties, general changes in the compensation peer group in which we compete for executive talent, and our financial performance generally. The weight given to each such factor by the board of directors may vary from individual to individual.
      Incentive Bonuses. The board of directors believes that a cash incentive bonus plan can serve to motivate our executive officers and management to address annual performance goals, using more immediate measures for performance than those reflected in the appreciation in value of stock options. The bonus amounts are based upon recommendations by management and a subjective consideration of factors including such officer’s level of responsibility, individual performance, contributions to our success and our financial performance generally.
      Stock Option Grants. Stock options may be granted to executive officers and other employees under our parent company’s 2005 Stock Incentive Plan. Our parent company’s 2005 Stock Incentive Plan is administered by our parent company’s board of directors, which is comprised of the same individuals that comprise our board of directors. Because of the direct relationship between the value of an option and the stock price, the board of directors believes that options motivate executive officers to manage our business in a manner that is consistent with stockholder interests. Stock option grants are intended to focus the attention of the recipient on our long-term performance which we believe results in improved stockholder value, and to retain the services of the executive officers in a competitive job market by providing significant long-term earnings potential. To this end, stock options generally vest and become fully exercisable over a four-year period. The principal factors considered in granting stock options to our executive officers are prior performance, level of responsibility, other compensation and the executive officer’s ability to influence our long-term growth and profitability. However, our parent company’s 2005 Stock Incentive Plan does not provide any quantitative method for weighing these factors, and a decision to grant an award is primarily based upon a subjective evaluation of the past as well as future anticipated performance.
      Other Compensation Plans. We have adopted certain general employee benefit plans in which executive officers are permitted to participate on parity with other employees. In addition, certain executive officers are entitled to reimbursement of out-of-pocket payments incurred for health care. We also provide a 401(k) plan.
      Deductibility of Compensation. Section 162(m) of the Internal Revenue Code (“IRC”) disallows us to deduct compensation exceeding $1.0 million paid to certain executive officers, excluding, among other things, performance based compensation. Because the compensation paid to the executive officers has not approached the limitation, the board of directors has not had to use any of the available exemptions from the deduction limit. The board of directors remains aware of the IRC Section 162(m) limitations and the available exemptions and will address the issue of deductibility when and if circumstances warrant the use of such exemptions.
      Chief Executive Officer Compensation. The compensation of our Chief Executive Officer is reviewed annually on the same basis as discussed above for all executive officers. The board of directors has established an annual base salary of $297,500 for Mr. Sanford. Mr. Sanford’s base salary was established in part by comparing the base salaries of chief executive officers at other companies of similar size in relevant industries.

MEMBERS OF THE BOARD OF DIRECTORS

Karim Maskatiya
Robert Cucinotta
Kirk Sanford
Walter G. Kortschak
Charles J. Fitzgerald
E. Miles Kilburn

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
      The following table gives information about shares of our parent company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our and our parent company’s existing equity compensation plans, including individual compensation arrangements, as of December 31, 2004.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants, and Rights	Warrants, and Rights	Column (a))

Equity compensation plans approved by security holders none	—		—
Equity compensation plans not approved by security holders
Notice of Stock Option Award and Stock Option Award Agreement with Harry Hagerty	722,215	$8.05	—
Total	722,215	$8.05	—
      The stock option granted to Mr. Hagerty will become exercisable for 25% of the shares subject to the option on July 12, 2005, which is the first anniversary of the commencement of Mr. Hagerty’s employment with us, and option will become exercisable for the remainder of the shares subject to the option in 36 successive equal monthly installments, subject to the continuation of Mr. Hagerty’s employment with us. Notwithstanding the foregoing schedule, the option will become exercisable on an accelerated basis in the event that our parent company undergoes certain types of corporate transactions or changes in control, such as an acquisition of it by a third party, or in the event that we terminate Mr. Hagerty’s employment without cause, as defined in Mr. Hagerty’s employment agreement, or Mr. Hagerty resigns for good reason, as defined in his employment agreement.
      Our parent company holds all 1,000 outstanding shares of our common stock. All of such shares are subject to a pledge under our senior secured credit facility which, if executed upon, would result in a change of control of us.
      The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 1, 2005 by:

•	each person who is known by us to beneficially own more than 5% of our outstanding shares of common stock,

•	each of our directors,

•	each of the named executive officers appearing in the summary compensation table below (the “Named Executive Officers”), and

•	all current executive officers and directors as a group.
      Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of capital stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 1, 2005 are deemed outstanding.

      Percentage of beneficial ownership as of March 1, 2005 is based on 71,500,000 shares of common stock of our parent company, assuming full conversion of all outstanding shares of preferred stock of our parent company into shares of common stock. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

	Number of Shares of
Name and Address of Beneficial Owner	Common Stock	Percent of Class

Directors
Karim Maskatiya(1)	28,607,150	40.01%
Robert Cucinotta(2)	28,607,150	40.01%
Walter G. Kortschak(3)	25,040,808	35.02%
Charles J. Fitzgerald(4)	25,040,808	35.02%
Kirk Sanford(5)	28,607,150	40.01%
E. Miles Kilburn	—	—
Named officers who are not directors
Harry C. Hagerty	—	—
Diran Kludjian	—	—
Tom Sears	—	—
Kurt Sullivan	—	—
Robert C. Fry	—	—
Pamela Shinkle	—	—
Directors and officers as a group (12 persons)(6)	53,647,958	75.03%
Persons beneficially owning more than 5% of our common stock
M&C International(7)	28,607,150	40.01%
Summit Partners(8)	25,040,808	35.02%
Entities affiliated with Tudor Investment Corporation(9)	9,315,774	13.03%

(1)	Includes 28,607,150 shares of common stock held by M&C International. Mr. Maskatiya disclaims beneficial ownership of shares held by M&C International except to the extent of his pecuniary interest in M&C International. Mr. Maskatiya’s address is c/o M&C International, 643 River Oaks Parkway, San Jose, California 95134.

(2)	Includes 28,607,150 shares of common stock held by M&C International. Mr. Cucinotta disclaims beneficial ownership of shares held by M&C International except to the extent of his pecuniary interest in M&C International. Mr. Cucinotta’s address is c/o M&C International, 643 River Oaks Parkway, San Jose, California 95134.

(3)	Consists of 25,040,808 shares of common stock held by Summit Partners. Mr. Kortschak disclaims beneficial ownership of these shares. Mr. Kortschak’s address is c/o Summit Partners, L.P., 499 Hamilton Avenue, Suite 200, Palo Alto, California 94301.

(4)	Consists of 25,040,808 shares of common stock held by Summit Partners. Mr. Fitzgerald disclaims beneficial ownership of these shares. Mr. Fitzgerald’s address is c/o Summit Partners, L.P., 499 Hamilton Avenue, Suite 200, Palo Alto, California 94301.

(5)	Includes 28,607,150 shares of common stock held by M&C International. Mr. Sanford disclaims beneficial ownership of shares held by M&C International except to the extent of his pecuniary interest in M&C International. Mr. Sanford’s address is c/o Global Cash Access, Inc., 3525 East Post Road, Suite 120, Las Vegas, Nevada 89120.

(6)	See notes 1 through 5.

(7)	M&C International is beneficially owned as to 49.5% by Karim Maskatiya, as to 49.5% by Robert Cucinotta and as to 1% by our President and Chief Executive Officer, Kirk Sanford. M&C International’s address is 643 River Oaks Parkway, San Jose, California 95134.

(8)	Of these shares, 16,977,131 shares are held by Summit Ventures VI-A, L.P., 7,080,140 shares are held by Summit Ventures VI-B, L.P., 353,078 shares are held by Summit VI Advisors Fund, L.P., 542,090 shares are held by Summit VI Entrepreneurs Fund, L.P. and 88,369 shares are held by Summit Investors VI, L.P. (such entities collectively referred to as “Summit Partners”). Summit Partners, L.P. is the managing member of Summit Partners VI (GP), LLC, which is the general partner of Summit Partners VI (GP), L.P., which is the general partner of each of Summit Ventures VI-A, L.P., Summit Ventures VI-B, L.P., Summit VI Advisors Fund, L.P., Summit VI Entrepreneurs Fund, L.P. and Summit Investors VI, L.P. Summit Partners, L.P., through a three-person investment committee composed of certain members of Summit Master Company, LLC, has voting and dispositive authority over the shares held by each of these entities and therefore beneficially owns such shares. Decisions of the investment committee are made by a majority vote of its members and, as a result, no single member of the investment committee has voting or dispositive authority over the shares. Gregory M. Avis, John R. Carroll, Peter Y. Chung, Scott C. Collins, Bruce R. Evans, Charles J. Fitzgerald, Walter G. Kortschak, Martin J. Mannion, Kevin P. Mohan, Thomas S. Roberts, E. Roe Stamps, Joseph F. Trustey, Robert V. Walsh and Stephen G. Woodsum are the members of Summit Master Company, LLC, which is the general partner of Summit Partners, L.P., and each disclaims beneficial ownership of the shares held by Summit Partners. The address for each of these entities is 499 Hamilton Avenue, Suite 200, Palo Alto, California 94301.

(9)	Includes 3,105,258 shares held by Tudor Ventures II, L.P., 547,066 shares held by Tudor Proprietary Trading, L.L.C., 1,020,916 shares held by Tudor BVI Global Portfolio Ltd., 50,466 shares held by The Altar Rock Fund L.P. and 4,592,068 shares held by The Raptor Global Portfolio Ltd. Tudor Investment Corporation acts as investment advisor and/or general partner of Tudor Ventures II, L.P., Tudor BVI Global Portfolio Ltd., The Altar Rock Fund L.P. and The Raptor Global Portfolio Ltd. and as a result may be deemed to share voting and/or investment control over the shares held by each such entity. As a result, Tudor Investment Corporation may be deemed to beneficially own the shares held by each such entity. Tudor Investment Corporation expressly disclaims such beneficial ownership. In addition, Tudor Investment Corporation is an affiliate of Tudor Proprietary Trading, L.L.C. and therefor may be deemed to beneficially own the shares held by Tudor Proprietary Trading, L.L.C. Tudor Investment Corporation expressly disclaims such beneficial ownership. The address of Tudor Investment Corporation is 50 Rowes Wharf, 6th Floor, Boston, Massachusetts 02110.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Indemnification, Employment and Noncompetition Agreements
      As permitted by the Delaware General Corporation Law, our parent company has adopted provisions in its bylaws that authorize and require our parent company to indemnify our officers and directors to the fullest extent permitted under Delaware law, subject to limited exceptions. Pursuant to those provisions, our parent company has entered into indemnification agreements with each of our directors.
      We have also entered into an employment agreement with Mr. Hagerty, our Chief Financial Officer. See Item 11 of this Annual Report on Form 10-K.
      In May 2004, our parent company entered into a noncompetition agreement with Mr. Sanford, our Chief Executive Officer. The agreement prohibits Mr. Sanford from engaging in certain specifically prescribed competitive activities during the 24-month period following the termination of his employment with us. In addition, the agreement prohibits Mr. Sanford from soliciting our employees, customers or suppliers during such 24-month period.

Stock Option Grants
      Our parent company has granted options to purchase shares of its common stock to certain of our executive officers. See Item 11 of this Annual Report on Form 10-K.
Arrangements with Entities Controlled by Beneficial Owners and Members of the Board of Directors
      Throughout our history, including the period during which we conducted our operations as a limited liability company, we have entered into arrangements with entities that are controlled by our beneficial owners or members of our management committee or board of directors.
Entities Controlled by Karim Maskatiya and Robert Cucinotta
      Karim Maskatiya and Robert Cucinotta, our founders and two members of our board of directors, together hold a 99% ownership interest in, and comprise a majority of the board of directors of, M&C International. Kirk Sanford, our Chief Executive Officer, holds a 1% ownership interest in, and is the third director of, M&C International. M&C International currently beneficially holds 40.01% of our outstanding capital stock. We are currently a party to multiple agreements with three other entities in which in which Messrs. Maskatiya and Cucinotta have significant ownership and management interests. Those companies are: Infonox on the Web, in which Messrs. Maskatiya and Cucinotta have an approximately 80% ownership interest and are two directors on that company’s four member board of directors; USA Payments in which Messrs. Maskatiya and Cucinotta are the sole owners and comprise that company’s entire board of directors; and USA Payment Systems, in which Messrs. Maskatiya and Cucinotta have a 50% ownership interest and are two directors on that company’s four member board of directors. The terms of our agreements with each of these entities are summarized below.
      In addition to his formal 1% ownership interest in M&C International, Mr. Sanford has an informal arrangement with Messrs. Maskatiya and Cucinotta pursuant to which Mr. Sanford is compensated with payments from M&C International and USA Payments for advisory services that he performs for those entities. Under the terms of this informal arrangement, Mr. Sanford is paid an amount equal to 4% of the distributions made by us to M&C International. The terms of this arrangement are solely economic, and do not provide Mr. Sanford with any voting rights or rights to participate in the management of either entity. The terms of this arrangement do not provide Mr. Sanford with any rights to proceeds upon the liquidation of M&C International or USA Payments, although Messrs. Maskatiya and Cucinotta directly or through M&C International, may make payments to Mr. Sanford in connection with such an event. This informal arrangement is terminable at any time at the will of the Messrs. Maskatiya and Cucinotta or M&C International and USA Payments. Such payments may or may not continue in the future. In 2004, Mr. Sanford received payments in the aggregate amount of approximately $17.3 million and $0.1 million from M&C International and USA Payments, respectively. In 2003 and 2002, he received payments of $1.0 million and $0.6 million from M&C International and $0.1 million and $0.1 million from USA Payments.
      In 2004, Messrs. Kludjian and Sears received payments in the aggregate amount of $0.5 million and $0.1 million, respectively, from M&C International for advisory services that they performed for M&C International pursuant to informal arrangements with Messrs. Maskatiya and Cucinotta. Neither Mr. Kludjian nor Mr. Sears received any payments from M&C International in 2003 or 2002. These informal arrangements are terminable at any time at the will of Messrs. Maskatiya and Cucinotta or M&C International. Such payments may or may not continue in the future.

Infonox on the Web
      Infonox on the Web is approximately 80% owned by Messrs. Maskatiya and Cucinotta in equal shares. We are party to a Professional Services Agreement and a Technology Side Letter with Infonox on the Web pursuant to which Infonox on the Web develops, implements, maintains, hosts, operates, monitors and supports certain software for us on an as requested basis, including the transaction processing infrastructure upon which our systems operate. This transaction processing infrastructure consists of a customized implementation of a generic reusable transaction processing infrastructure developed by Infonox on the Web.

Infonox on the Web has retained ownership of the underlying generic transaction processing infrastructure, but has granted us a license, pursuant to the Software License Agreement described below, to use the generic transaction processing infrastructure during the term of the Professional Services Agreement. We possess all ownership rights in the customized portions of the implementation of the generic transaction processing infrastructure that Infonox has developed exclusively for us under this agreement.
      Our engagement of Infonox on the Web pursuant to the Professional Services Agreement is exclusive within the gaming industry such that Infonox on the Web may not perform any professional services with respect to machines or devices used in the gaming industry other than for us, except where those services are performed for non-gaming merchant operations conducted at establishments where gaming activity occurs for the purchase of or payment for goods or services other than money orders or gaming goods or services, subject to certain conditions. We, on the other hand, are free to engage third parties to provide professional services to us, subject to Infonox on the Web’s proprietary rights in the underlying generic transaction processing infrastructure and the limitations on our ability to sublicense our license rights therein to a third party during the term of the Software License Agreement with Infonox on the Web. In the event that we require different or additional professional services or service levels with respect to the underlying generic transaction processing infrastructure or the customized implementation thereof that Infonox on the Web cannot or does not agree to provide then, pursuant to a Letter Agreement dated May 13, 2004 between USA Payment Systems, USA Payments, Infonox on the Web and us, we have the right to engage third party professional service providers, sublicense to them rights in Infonox on the Web’s proprietary technology that are licensed to us by Infonox on the Web under the Software License Agreement, and cause Infonox on the Web to cooperate with such third party professional service providers to enable them to provide such professional services or service levels to us.
      Under the agreement, we own all work product, including the customized portions of the implementation of the generic transaction processing infrastructure produced by Infonox on the Web in the course of its provision of professional services to us, including all intellectual property rights therein. This agreement contains a service level guarantee by Infonox on the Web that the transaction processing infrastructure will be available to us and our customers at least 99% of the time during any calendar month, subject to certain exceptions. If Infonox fails to meet this service level guarantee during any calendar month, then we have the right, as our sole and exclusive remedy for such a breach, to terminate these professional services upon notice to Infonox during the thirty day period following that breach. As of May 2004, we are obligated to pay Infonox on the Web a fixed fee of $100,000 per month for the remainder of the term of these services, potentially subject to certain adjustments starting in January 2005, and to reimburse Infonox on the Web for certain expenses it incurs in the performance of services for us. Under this agreement Infonox on the Web’s implementation, hosting, operation, maintenance and support of a majority of our systems is scheduled to expire on March 10, 2014, but may be terminated upon certain breaches by either party, such as our failure to pay fees owing to Infonox on the Web under the agreement or Infonox on the Web’s breach of the service level agreement. The agreement requires Infonox on the Web to continue to provide services during a transition period not to exceed 90 days following termination of the agreement, if we so request and regardless of the legal basis for such termination. During the year ended December 31, 2004, we incurred costs and expenses of $1.6 million in connection with these services.
      Pursuant to a Software License Agreement and a Technology Side Letter with Infonox on the Web, we enjoy a royalty-free, worldwide right and license to use the generic transaction processing infrastructure described above, including its component software, hardware and related services, solely in connection with our use of the customized implementation of the infrastructure which is hosted and operated by Infonox on the Web pursuant to the Professional Services Agreement. Our license to the generic transaction processing infrastructure is exclusive in the gaming industry such that Infonox on the Web may not grant any other licenses to the generic transactions processing infrastructure to any third party, or exercise any of its own rights in that technology except as agreed by the parties, for use with machines or devices used in the gaming industry. The agreement obligates Infonox on the Web to deposit into third party escrow, and periodically update its deposit of, the source code to the underlying generic transaction processing infrastructure, and to provide us on an automatic basis with source code to any modifications made to customize the generic transaction processing infrastructure for us. We have rights to access the deposited source code under certain limited circumstances, such as Infonox on the Web ceasing to do business, entering into bankruptcy, discontinuing its hosting and operation of the customized implementation of the generic transaction processing infrastructure for us, or Infonox on the Web breaching certain of its obligations to us under the Professional Services Agreement or this Software License Agreement. The term of this agreement lasts at least as long as Infonox on the Web is contractually obligated to host and operate the customized implementation of the generic transaction processing infrastructure for us pursuant to the Professional Services Agreement, subject to our right to continue using any software source code released from escrow prior to expiration of the Software License Agreement and our rights to sublicense that source code to an alternative third party provider of software services. Upon termination of this agreement, Infonox on the Web is obligated to cooperate in our transition to such an alternative third party provider if we so request. In addition, upon the expiration of the Software License Agreement or in the event of Infonox on the Web’s uncured material breach of either the Software License Agreement or the Professional Services Agreement, provided that we have not committed any uncured material breach of any material term of the Software License Agreement at any time during the term of that agreement, we will receive a non-exclusive, royalty-free, irrevocable, worldwide license to continue using the underlying generic transaction processing infrastructure, solely in its object code form at the time of such license grant, and to sublicense that code to certain other parties, including our affiliates and third party service providers solely for use in the gaming industry.

USA Payments and USA Payment Systems
      USA Payments is wholly owned in equal shares by each of Mr. Maskatiya and Mr. Cucinotta, members of our board of directors. USA Payment Systems is owned 50% in equal shares by each of Mr. Maskatiya and Mr. Cucinotta, members of our board of directors. We are party to an Amended and Restated Agreement for Electronic Payment Processing and a Technology Side Letter with USA Payments and USA Payment Systems pursuant to which they perform for us electronic payment processing services relating to credit card cash advances, POS debit card transactions and ATM withdrawal transactions, including transmitting authorization requests to the relevant networks or gateways, forwarding transaction approvals or denials to us, and facilitating the settlement of all funds in connection with approved and consummated transactions. This agreement contains a service level guarantee by USA Payments and USA Payment Systems that the electronic payment processing system used to process our transactions will be available to process authorization requests we transmit to USA Payments and USA Payment Systems computer switch at least 99% of the time during any calendar month and 90% of the time during any calendar day, subject to certain exceptions. The agreement prohibits USA Payments and USA Payment Systems from scheduling any system maintenance or unavailability on a weekend or holiday without our prior permission, and permits systems maintenance or unavailability only during times that we previously approve.
      Pursuant to the agreement, we engaged USA Payments to provide services to us, and USA Payments in turn delegated certain of its obligations and assigned certain of its rights to USA Payment Systems. USA Payments is under common control with M&C International and USA Payment Systems is 50% owned by the principals of M&C International.
      Under the agreement, USA Payments or USA Payment Systems is required to enter into agreements with credit card, POS debit card or ATM networks necessary to provide services to us, and they must obtain the right to act as a switch processor, intercept processor and/or acquirer with respect to such networks, and provide the service to us as a switch processor, intercept processor and/or acquirer. The agreement obligates USA Payments and USA Payment Systems to maintain the confidentiality of our patron and transaction data and to maintain an information security program and internal controls to safeguard our patron and transaction data.
      We are required to enter and comply with agreements required by the gateway or network through which USA Payments or USA Payment Systems processes transactions, and must have a financial institution sponsor us or USA Payments or USA Payment Systems with each network or gateway with which we or USA Payment Systems have an agreement that requires such a sponsor. We are required to have a financial institution perform settlement services in connection with the settlement of transactions processed through the services provided to us.
      The agreement requires us to pay certain fixed monthly fees to USA Payments together with a per transaction fee based on the volume of transactions that processed under the agreement, subject to an annual minimum number of transactions. The fee is $0.03 per transaction for up to 50 million transactions, $0.025 per transaction for between 50 million and 100 million transactions, and $0.001 per transaction for over 100 million transactions. The scale of per transaction fees and annual minimum number of transactions remain fixed for the term of the agreement. This agreement also requires us to pay directly or reimburse USA Payments and USA Payment Systems for gateway or network fees, all direct telecommunication charges on a per transaction basis as billed by the provider, and monthly fees of $6,000 and $12,000 for Mastercard and VISA base processing, respectively, incurred in connection with providing these services to us. During the year ended December 31, 2004, we incurred costs and expenses of $4.1 million in connection with the provision of these services.
      Our engagement of USA Payments and USA Payment Systems is exclusive within the gaming industry, such that neither USA Payments nor USA Payment Systems can, subject to certain limited exceptions, provide these services with respect to any third party’s machines or devices used in the gaming industry, including without limitation machines or devices that provide cash access services to patrons of gaming establishments, but permits us to obtain these services from other providers. This agreement expires on March 10, 2014, but automatically renews for 12 month terms unless either we or USA Payments or USA Payment Systems provides 90 days prior written notice of termination. This agreement is terminable by us following an uncured material breach by USA Payments or USA Payment Systems, or by USA Payments following an uncured material breach by us, such as our failure to pay fees that are owing under the agreement, subject to USA Payments’ and USA Payment Systems’ obligation to continue to provide services to us during a 180-day transition period, if we so request.
      We are party to a Patent License Agreement and a Technology Side Letter with USA Payments pursuant to which we are granted a royalty-free, non-transferable, non-sublicensable, exclusive license to use the patented “3-in-1 rollover” functionality in the gaming industry. USA Payments may not, subject to certain limited exceptions, use itself or license the patent to any third party’s machines or devices used in the gaming industry, including without limitation machines or devices that provide cash access services to patrons of gaming establishments, except licenses to non-gaming merchant operations conducted at establishments where gaming activity occurs for the purchase of or payment for goods or services other than money orders or gaming goods or services, subject to certain conditions. We may sublicense such patent to our subsidiaries and to third parties for the purpose of developing and implementing computer software programs solely in the gaming industry. We may also sublicense our rights under the patent to any operator of cash access equipment enabling gaming establishment patrons to consummate transactions using credit cards and POS debit cards to purchase instruments that can be negotiated for cash. Our license remains in effect so long as the patent remains valid, but becomes non-exclusive on March 10, 2014 and becomes terminable upon our failure to cure a material breach, such as our use or attempt to use the “3-in-1 rollover” functionality outside of the gaming industry. Under the agreement, USA Payments agrees to pay all necessary maintenance fees and take all other commercially reasonable actions to maintain the validity of the patent until at least March 10, 2014. The agreement also obligates us and USA Payments to take certain actions, or cooperate with each other in the taking of certain actions, to defend and enforce the patent.
Entities Affiliated with Bank of America Corporation
      The following are arrangements we have entered into with entities directly or indirectly affiliated with Bank of America Corporation, the beneficial owner of approximately 5% of our capital stock:

Sponsorship Agreement
      We are party to a Sponsorship Agreement, as amended by the Amendment Number 1 to Sponsorship Agreement, to which Bank of America Merchant Services is a party. The Sponsorship Agreement is an agreement between Bank of America Merchant Services, First Data Corporation and us whereby Bank of America Merchant Services agrees to complete all necessary forms and agreements to sponsor us as a licensee under certain VISA and MasterCard rules. The sponsorship is necessary for our participation in certain ATM and POS debit card networks. Under the terms of the agreement, we may only use sponsored accounts to process transactions on behalf of gaming establishments or terminals located in gaming establishments. We may not process transactions for Internet gaming enterprises or activities and we may not assign or permit any other entity to use any of our sponsored accounts without the prior written approval of Bank of America Merchant Services or the necessary approvals of VISA or MasterCard. In addition, we are responsible for complying with all VISA and MasterCard rules. We have agreed to execute contracts with merchant customers and process transactions through the sponsored accounts in strict adherence to VISA and MasterCard rules and Bank of America Merchant Services’ membership and licensing agreements with VISA and MasterCard. Should we fail to comply with these rules and agreements, Bank of America Merchant Services, in its sole discretion, may terminate its sponsorship of us and our terminals with respect to any card association or network, provided that we will have 15 days after written notice to cure any violation.
      In connection with the sponsorship, we and First Data Corporation agree to jointly and severally indemnify Bank of America Merchant Services against all costs related to our failure to comply with the rules of VISA, MasterCard or the ATM and POS debit card networks. First Data Corporation may terminate the sponsorship agreement by at least 30 days’ prior written notice to Bank of America Merchant Services, but has agreed not to exercise such right prior to September 30, 2010. Notwithstanding the foregoing, First Data Corporation may exercise its right to terminate on 30 days’ written notice should certain specified events occur. We may terminate the sponsorship agreement upon 180 days’ written notice to Bank of America Merchant Services. At the sole discretion of Bank of America Merchant Services, Bank of America Merchant Services may terminate its sponsorship of us and our terminals with respect to any card association or network if it is informed by a card association or network that we are in violation of the operating rules or terms of Bank of America Merchant Services’ membership or our licensees’ rights in the sponsored accounts with respect to such card association, provided that we will have 15 days after written notice to cure any violation. In addition to the termination rights above, either we or Bank of America Merchant Services may terminate the sponsorship agreement immediately in the event that either party or First Data Corporation materially breaches its obligations under the agreement and fails to cure such breach within the specified cure period, in the event that either party or First Data Corporation becomes insolvent or in the event that Bank of America Merchant Services ceases to be a member of or sponsored into VISA or MasterCard. While we may not assign this agreement without the prior written consent of Bank of America Merchant Services, Bank of America Merchant Services may assign its rights and obligations under the agreement to an affiliate without our consent. This agreement expires on September 30, 2010.
      Bank of America Merchant Services has informed us that, in the event that the Sponsorship Agreement is terminated or expires, it does not currently intend to enter into a new sponsorship agreement with us.

Equity Investment in Global Cash Access Holdings, Inc.
      In March 2004 when we and our parent company conducted our and its operations as limited liability companies, we, M&C International and Bank of America Corporation entered into a Membership Unit Purchase Agreement, pursuant to which Bank of America Corporation purchased from M&C International 4.99% of the beneficial ownership interests in us. Bank of America Corporation paid for these interests by issuing to M&C International two non-recourse promissory notes in the principal amount of approximately $12.0 million and approximately $8.0 million. The approximately $12.0 million note was applied to the purchase of, and was initially secured by, 2.99% of the beneficial ownership interests in us. The approximately $8.0 million note was applied to the purchase of, and was initially secured by, 2.0% of the beneficial ownership interests in us. The approximately $12.0 million note bears interest at 1.62% per annum, payable at maturity of the note. The approximately $8.0 million note bears interest at 1.62% per annum, payable at maturity of the note. In connection with our conversion and our parent company’s conversion to a corporation, the promissory notes and the pledge agreements pursuant to which Bank of America Corporation pledged its beneficial ownership interests as collateral were amended and restated to, among other things, reflect the conversion of us and our parent company to corporations and the conversion of the collateral into shares of our parent company’s capital stock.
      Bank of America Corporation may redeem either note, in whole or in part, at any time, without premium or penalty, by paying cash in the amount of the principal amount of such note being prepaid, together will all accrued and unpaid interest on such principal amount to the date of prepayment. In the case of the payment at the stated maturity of either note or certain redemptions of either note, Bank of America Corporation will have an option, in lieu of paying cash, to tender to M&C International shares of capital stock purchased with that note, in full satisfaction of the amount of that note being so paid. Moreover, if Bank of America Corporation defaults on either note, M&C International’s only remedy would be to foreclose on the shares of capital stock purchased with the defaulted note.
      The Membership Unit Purchase Agreement provided, among other things, that, if we granted piggyback registration rights to any other person, Bank of America Corporation would also receive piggyback registration rights no less favorable than those granted to that other person. The Membership Unit Purchase Agreement further provided that Bank of America Corporation would be subject to a customary lock-up for a period not exceeding 180 days in connection with any public offering of securities by us.

Purchase Agreement
      In connection with the original issuance and sale of 8 3/4 senior subordinated notes due 2012, we entered into a purchase agreement with Banc of America Securities LLC as the initial purchase of the notes. The purchase agreement obligated us to take certain actions to ensure that the notes were eligible for deposit with and clearance and settlement through The Depository Trust Company and eligible for the National Association of Securities Dealers, Inc. PORTAL market, obligates us to provide certain information and reports to Banc of America Securities LLC periodically, obligated us to establish certain disclosure controls and procedures, pay certain expenses, and indemnify Banc of America Securities LLC in its capacity as the initial purchaser of the notes.

Registration Rights Agreement
      In connection with the original issuance and sale of 8 3/4 senior subordinated notes due 2012, we entered into a registration rights agreement with Banc of America Securities LLC as the initial purchaser of the notes. The registration rights agreement obligated us to consummate an exchange offer of the notes for registered notes of like tenor and effect, pay liquidated damages to the holders of the notes if the exchange offer was not consummated according to a prescribed schedule, pay certain expenses, and indemnify the holders of the notes in connection with the registration of the exchange notes.

Senior Secured Credit Facilities
      In March 2004, we entered into senior secured credit facilities arranged by Banc of America Securities LLC, with Bank of America, N.A. as administrative agent and collateral agent, in an aggregate principal amount of $280.0 million, consisting of a five-year revolving credit facility of $20.0 million (with a $10.0 million letters of credit sub-facility and a $5.0 million swingline sub-facility) and a six-year term loan of $260.0 million. Proceeds of the term loan portion of the senior secured credit facilities were used to finance in part the recapitalization of our ownership in March 2004 and to pay related fees and expenses. Proceeds from the revolving credit facility portion of the senior secured credit facilities are used for letters of credit and to provide working capital and other general corporate purposes. The senior secured credit facilities are guaranteed by our parent company and all of its current and future domestic wholly-owned subsidiaries, and are secured by a first priority lien on all of our outstanding capital stock, substantially all of our parent company’s assets and our guarantor subsidiaries, including, but not limited to, real property, accounts receivable, inventory, instruments, documents, deposit accounts, investment property, intellectual property, general intangibles and equipment, and 65% of the ownership interests in our foreign subsidiaries.
      The senior secured credit facilities contain affirmative and negative covenants, including, among others, covenants relating to financial and compliance reporting, covenants restricting us and our subsidiaries from incurring debt (including guarantees) and entering into derivatives transactions, creating liens, consummating certain transactions (such as dispositions of assets, mergers, acquisitions, reorganizations, recapitalizations, and sale and leaseback transactions), making certain investments and loans, making dividends and other distributions, liquidating, prepaying, repurchasing, redeeming, amending or modifying other indebtedness, and transactions with affiliates. The senior secured credit facilities limit our ability to make capital expenditures. The senior secured credit facilities also require us to meet certain financial tests on a consolidated basis.
      The senior secured credit facilities also contain customary events of default including, among others, payment defaults under the credit facilities, covenant default under the credit facilities, cross defaults on debt, certain judgments, certain intellectual property licenses being not in full force and effect or are amended, a change of control and any event of default under our notes. An event of default under the senior secured credit facilities will allow the lenders to accelerate or, in certain cases, will automatically cause the acceleration of, the maturity of the debt under the senior secured credit facilities.

Other
      We have entered into an agreement with Bank of America, N.A. for the supply of currency to satisfy the normal operating requirements of our ATMs and our ACMs. Under the terms of this agreement, we pay a monthly cash usage fee equal to the average daily dollars outstanding on all ATMs multiplied by the average LIBOR rate for one-month deposits for the month (calculated on the basis of the number of days in the month and a 360-day year) plus a margin of 25 basis points. This agreement commenced in June 2004, and we incurred $1.3 million of cash usage fees under terms of this agreement during the year ended December 31, 2004. We also utilize Bank of America, N.A. for our general corporate banking purposes. Our total fees incurred for services provided to us during the year ended December 31, 2004 were $0.4 million.
Entities Controlled by First Data Corporation
      The following are arrangements we entered into with entities directly or indirectly controlled by First Data Corporation at a time when First Data Corporation indirectly held an ownership interest in us and designees of First Data Corporation served on our management committee:

TRS Recovery Services, Inc.
      We are party to a TeleCheck Marketing Agreement with TRS Recovery Services, Inc. pursuant to which we were appointed as an agent to market the TeleCheck check verification, processing and warranty service to gaming establishments. In exchange for marketing the TeleCheck check verification, processing and warranty service, we receive 87% of all service fees collected from gaming establishments that have entered into TeleCheck gaming service agreements as a result of our marketing efforts. The current term of this agreement expires March 31, 2005. The warranty provision of the agreement provides that TRS Recovery Services, Inc. covenants to recover from check writers of returned checks, within 120 days of its purchase of such returned checks, not less than 70% of the aggregate face amount of such returned checks. During the year ended December 31, 2004, we incurred warranty expenses of $10.1 million pursuant to the terms of this agreement with TRS Recovery Services, Inc.

Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc.
      We are party to a Money Order Trust Agreement with Integrated Payment Systems, Inc. and our Canadian subsidiary, CashCall Systems, Inc., is party to a Money Order Trust Agreement with Integrated Payment Systems Canada Inc. pursuant to which we and CashCall Systems, Inc. were appointed as agents to sell money order instruments issued by Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. Under the agreements, we and CashCall Systems, Inc. may charge a discretionary consumer fee for each money order we sell. In exchange, we pay Integrated Payment Systems, Inc. $0.07 for each money order we sell. Pursuant to the agreements, neither we nor CashCall Systems, Inc. may assign the rights without prior written consent of Integrated Payment Systems, Inc. In the event of a change of control in the ownership or control of us or CashCall Systems, Inc., we and CashCall Systems, Inc., respectively, are required to notify Integrated Payment Systems, Inc. in advance of such change of control and Integrated Payment Systems, Inc., at its sole option, may terminate the agreement. Our and CashCall Systems, Inc.’s appointments as agents to sell money order instruments issued by Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. expire on March 10, 2005. During the year ended December 31, 2004, we paid Integrated Payment Systems, Inc. approximately $1.1 million for these and other services.

Western Union Financial Services, Inc.
      We are party to a Network Agency Agreement with Western Union Financial Services, Inc. pursuant to which we were appointed as an agent to market Western Union’s money transfer services to gaming establishments. As a network agent, we enable casinos to complete Western Union’s regular two-party money transfers. In exchange, Western Union pays us fees and commissions that vary with the amount of monthly transactions. Our appointment as an agent to market Western Union’s money transfer services to gaming establishments ends on March 10, 2007.
      We are party to a Participation Agreement with Western Union Financial Services, Inc. pursuant to which we are granted certain rights to access the Western Union Financial Services, Inc. network through ATMs or other eligible services employed to access the network. For each Western Union domestic money transfer transaction initiated at one of our terminals, we will receive $0.50 and for each Western Union domestic money transfer transaction disbursed from one of our terminals, we will receive $2.50. Western Union receives from us a monthly support fee of $500. The term of this agreement expires on November 28, 2006. Thereafter, the agreement will continue in effect subject to the right of either party to terminate the agreement upon 90 days’ notice.
      During the year ended December 31, 2004, we recorded revenues from Western Union Financial Services, Inc. of approximately $0.4 million pursuant to the terms of this agreement.

Chase Merchant Services, L.L.C.
      We are party to a Joint Marketing Agreement with Chase Merchant Services, L.L.C. pursuant to which we are to market the merchant processing services of Chase Merchant Services, L.L.C. to our gaming establishment customers in exchange for referral fees. During the year ended December 31, 2004, we received minimal payment from Chase Merchant Services, L.L.C. pursuant to the terms of this agreement.

First Data Loan Company
      CashCall Systems, Inc. is party to a Merchant Services Agreement with First Data Loan Company, Canada pursuant to which First Data Loan Company provides processing and settlement services to support CashCall Systems, Inc.’s provision of cash access services to gaming establishments in Canada. In exchange, CashCall Systems, Inc. pays a fee to First Data Loan Company, Canada for services, based upon assumptions associated with the anticipated annual volume, average transaction size and customer’s method of business. The Merchant Services Agreement requires CashCall Systems, Inc., to use First Data Loan Company as its exclusive provider of the services above in Canada. Under the agreement, a change of control in CashCall Systems, Inc. provides First Data Loan Company, Canada with the right to terminate this agreement by giving not less than 10 days’ notice to CashCall Systems, Inc. The term of this agreement expires on August 16, 2005, but unless any party terminates by written notice at least 60 days’ prior to term expiration, the agreement will automatically renew for successive one-year renewal periods. During the year ended December 31, 2004, we paid First Data Loan Company, Canada approximately $0.7 million in interchange and processing fees. The fees charged by First Data Loan Company may increase for any reason upon 30 days prior notice to CashCall Systems, Inc.

First Financial Bank (formerly known as Western Union Bank)
      We are party to an Automated Teller Machine Sponsorship Agreement with First Financial Bank (formerly known as Western Union Bank) pursuant to which First Financial Bank sponsors us as a participant in certain ATM networks. The sponsorship, as amended by the amended Automated Teller Machine

Sponsorship Agreement, allows us to connect our ATMs to the NYCE network. In exchange, we pay First Financial Bank $0.005 for each completed transaction that is transmitted through any of the networks sponsored by First Financial Bank. We may not assign our rights under the agreement without prior written consent from First Financial Bank, which may not be unreasonably withheld. The term of this agreement expires on November 12, 2005. Thereafter, the agreement will automatically renew for successive one-year renewal periods unless terminated by either party according to the terms thereof. During the year ended December 31, 2004, we made minimal payments to First Financial Bank pursuant to the terms of this agreement.

First Data POS, Inc.
      First Data POS, Inc. has historically deployed, warehoused and maintained equipment for us without a written agreement. During the year ended December 31, 2004, we made minimal payments to First Data POS, Inc. pursuant to this arrangement.

First Data Corporation
      During the period in which we were majority owned by First Data Corporation, we obtained various support services from First Data Corporation, including tax, accounting, and regulatory compliance services, corporate insurance coverage. Subsequent to First Data Corporation ceasing to own an equity interest in us, we continued to obtain certain services, such as telecommunication services, through procurement arrangements of First Data Corporation.
      We are party to a Sponsorship Agreement, as amended by the Amendment Number 1 to Sponsorship Agreement, to which First Data Corporation is a party. The Sponsorship Agreement is an agreement between Bank of America Merchant Services, First Data Corporation and us whereby Bank of America Merchant Services agrees to complete all necessary forms and agreements to sponsor us as a licensee under certain VISA and MasterCard rules. The sponsorship is necessary for our participation in certain ATM and POS debit card networks. Under the terms of the agreement, we may only use sponsored accounts to process transactions on behalf of gaming establishments or terminals located in gaming establishments. We may not process transactions for Internet gaming enterprises or activities and we may not assign or permit any other entity to use any of our sponsored accounts without the prior written approval of Bank of America Merchant Services or the necessary approvals of VISA or MasterCard. In addition, we are responsible for complying with all VISA and MasterCard rules. We have agreed to execute contracts with merchant customers and process transactions through the sponsored accounts in strict adherence to VISA and MasterCard rules and Bank of America Merchant Services’ membership and licensing agreements with VISA and MasterCard. Should we fail to comply with these rules and agreements, Bank of America Merchant Services, in its sole discretion, may terminate its sponsorship of us and our terminals with respect to any card association or network, provided that we will have 15 days after written notice to cure any violation.
      In connection with the sponsorship, we and First Data Corporation agree to jointly and severally indemnify Bank of America Merchant Services against all costs related to our failure to comply with the rules of VISA, MasterCard or the ATM and POS debit card networks. First Data Corporation may terminate the sponsorship agreement by at least 30 days’ prior written notice to Bank of America Merchant Services, but has agreed not to exercise such right prior to September 30, 2010. Notwithstanding the foregoing, First Data Corporation may exercise its right to terminate on 30 days’ written notice should certain specified events occur. We may terminate the sponsorship agreement upon 180 days’ written notice to Bank of America Merchant Services. At the sole discretion of Bank of America Merchant Services, Bank of America Merchant Services may terminate its sponsorship of us and our terminals with respect to any card association or network if it is informed by a card association or network that we are in violation of the operating rules or terms of Bank of America Merchant Services’ membership or our licensees’ rights in the sponsored accounts with respect to such card association, provided that we will have 15 days after written notice to cure any violation. In addition to the termination rights above, either we or Bank of America Merchant Services may terminate the sponsorship agreement immediately in the event that either party or First Data Corporation materially breaches its obligations under the agreement and fails to cure such breach within the specified cure period, in the event that either party or First Data Corporation becomes insolvent or in the event that Bank of America Merchant Services ceases to be a member of or sponsored into VISA or MasterCard. While we may not assign this agreement without the prior written consent of Bank of America Merchant Services, Bank of America Merchant Services may assign its rights and obligations under the agreement to an affiliate without our consent. This agreement expires on September 30, 2010.
      In March 2004, we entered into a Sponsorship Indemnification Agreement with First Data Corporation whereby we agree to indemnify, protect and hold harmless FDFS Holdings, LLC and its affiliates from and against any and all losses and expenses, imposed in any manner upon, incurred by or asserted against FDFS Holdings, LLC and/or its affiliates in connection with or arising from its indemnification obligations pursuant to the Sponsorship Agreement. The Sponsorship Indemnification Agreement indemnifies First Data Corporation for its liability under the Sponsorship Agreement until (i) the Sponsorship Agreement between Bank of America Merchant Services, First Data Corporation and us is terminated or (ii) an event of default occurs and is unremedied. While First Data Corporation has the right to terminate the Sponsorship Agreement upon 30 days’ written notice, First Data Corporation covenants in the Sponsorship Indemnification Agreement that it will not exercise its termination right under the Sponsorship Agreement prior to September 30, 2010, unless certain events occur.

NYCE Corporation
      We are party to a NYCE Network Terminal Participant Agreement with NYCE Corporation pursuant to which certain of our ATMs are permitted to participate in the NYCE network. NYCE owns and operates an electronic funds transfer network whereby insured depository institutions and other approved organizations are able, among other things, to route, process and settle transactions originated at terminals and the agreement permits our becoming a banking terminal participant in the NYCE network. The term of this agreement expires on May 17, 2005, and will automatically renew for successive three-year renewal periods, unless any party terminates by written notice at least 180 days’ prior to term expiration. In the year ended December 31, 2004, we earned $4.2 million from NYCE Corporation pursuant to this agreement.
Entities Affiliated with the Private Equity Investors
      Our parent company and certain of our beneficial owners are party to a Securities Purchase and Exchange Agreement, a Registration Agreement, a Stockholders Agreement and an Investor Rights Agreement that were executed and delivered in April 2004 in connection with a recapitalization of our beneficial ownership that involved a sale by M&C International of a substantial beneficial ownership interest in us to a number of private equity investors. Such private equity investors include entities affiliated with Summit Partners and entities affiliated with Tudor Investment Corporation. Mr. Kortschak and Mr. Fitzgerald, directors of the company, are partners and members of various entities affiliated with Summit Partners. Entities affiliated with Summit Partners currently beneficially own approximately 35% of our capital stock. Entities affiliated with Tudor Investment Corporation currently beneficially own approximately 13% of our capital stock.

Securities Purchase and Exchange Agreement
      Pursuant to the Securities Purchase and Exchange Agreement, (i) our parent company agreed to exchange with M&C International and Bank of America Corporation their ownership interests in our parent company as a limited liability company for different types of ownership interests in our parent company as a limited liability company, (ii) M&C International agreed to sell to the private equity investors a portion of M&C International’s beneficial ownership interest in us for an aggregate purchase price of $316,400,000, (iii) our parent company agreed to convert from a limited liability company to a corporation organized under the laws of Delaware, (iv) our parent company agreed to cause us to be converted from a limited liability company to a corporation organized under the laws of Delaware, and (v) in connection with our and our parent company’s conversions to corporations, all outstanding ownership interests in our parent company and us as limited liability companies were automatically converted into shares of capital stock as a corporation.

Registration Agreement
      The Registration Agreement provides M&C International, Bank of America Corporation and the private equity investors with certain rights to cause our parent company to register their shares of capital stock on a registration statement filed with the SEC. The Registration Agreement also obligates our parent company’s stockholders to refrain from certain selling activities involving our parent company’s equity securities following certain public offerings of securities by our parent company.

Stockholders Agreement
      The Stockholders Agreement includes (i) provisions relating to the composition of the board of directors and committees of the board of directors of us and our parent company, (ii) provisions relating to certain restrictions on the transfer of shares of our parent company’s capital stock, including rights of first offer and co-sale rights with respect to shares proposed to be sold, (iii) provisions relating to a right of first refusal to purchase certain shares of capital stock proposed to be sold by our parent company, (iv) provisions relating to the obligation of certain stockholders of our parent company to vote in favor of and take certain actions in furtherance of certain transactions involving the disposition of all or substantially all of our parent company’s capital stock or assets, and (v) provisions relating to the obligation of M&C International to repurchase shares of capital stock of our parent company from Bank of America Corporation in certain circumstances. The Stockholders Agreement also includes provisions restricting the disclosure and use of our confidential information and trade secrets and provisions relating to procedures that must be followed in connection with the transfer of unregistered securities.

Investor Rights Agreement
      The Investor Rights Agreement provides the private equity investors with certain rights to receive financial statements and other information from us and to inspect our properties, books and records. The Investor Rights Agreement includes (i) provisions that prohibit our parent company from taking certain actions without the prior written consent of certain constituencies of its stockholders, and (ii) provisions that obligate our parent company to take certain actions so long as certain constituencies of its stockholders continue to hold certain equity interests. The Investor Rights Agreement also includes provisions relating to our parent company’s obligation to comply with the periodic reporting obligations of the Exchange Act and provisions relating to our amendment of certain agreements with related parties or key personnel.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
      The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	Fiscal 2004	Fiscal 2003

	(Amounts in thousands)
Audit Fees(1)	$287	$165
Audit-Related Fees(2)	261	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advisor and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no All Other Fees incurred in fiscal 2004 and fiscal 2003.
      Our audit committee approves each engagement of our independent auditors to render audit or non-audit services, and our audit committee has not established any pre-approval policies and procedures.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report:
           1. Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statements of Income for the three years ended December 31, 2004

Consolidated Statement of Stockholder’s (Deficiency) Equity for the three years ended December 31, 2004

Consolidated Statements of Cash Flows for the three years ended December 31, 2004

Notes to Consolidated Financial Statements
           2. Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.
           3. Exhibits

2	.1†	Restructuring Agreement, dated as of December 10, 2003, by and among Global Cash Access, L.L.C., FDFS Holdings, LLC, First Data Corporation, M&C International, Karim Maskatiya and Robert Cucinotta

2	.2†	First Amendment to Restructuring Agreement, dated as of January 20, 2004, by and among Global Cash Access, L.L.C., FDFS Holdings, LLC, First Data Corporation, M&C International, Karim Maskatiya and Robert Cucinotta

2	.3†	Second Amendment to Restructuring Agreement, dated as of February 20, 2004, by and among Global Cash Access, L.L.C., FDFS Holdings, LLC, First Data Corporation, M&C International, Karim Maskatiya, Robert Cucinotta and GCA Holdings, L.L.C.

2	.4†	Third Amendment to Restructuring Agreement, dated as of March 3, 2004, by and among Global Cash Access, L.L.C., FDFS Holdings, LLC, First Data Corporation, M&C International, Karim Maskatiya, Robert Cucinotta and GCA Holdings, L.L.C.

2	.5†	Securities Purchase and Exchange Agreement, dated as of April 19, 2004, by and among GCA Holdings, L.L.C., the Purchasers named therein, M&C International, Bank of America Corporation, Karim Maskatiya and Robert Cucinotta

2	.6†	Amendment, Assignment and Assumption Agreement, dated as of May 13, 2004

3	.1†	Certificate of Incorporation of Global Cash Access, Inc.

3	.2†	Bylaws of Global Cash Access, Inc.

4	.1†	Registration Rights Agreement, dated as of March 10, 2004, by and among Global Cash Access, L.L.C., Global Cash Access Finance Corporation, CCI Acquisition, LLC, Central Credit, LLC and Banc of America Securities LLC

4	.2†	Indenture relating to $235,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2012

4.3		Form of 8 3/4% Senior Subordinated Notes due 2012

4	.4†	Assumption Agreement, dated as of June 7, 2004, by Global Cash Access, Inc. and the Subsidiary Guarantors named therein

10	.1†	Lease Agreement, dated as of March 8, 2000, by and between Global Cash Access, L.L.C. and American Pacific Capital Gateway Bldg D Co., L.L.C.

10	.2†	Credit Agreement dated as of March 10, 2004 among GCA Holdings, L.L.C., Global Cash Access, L.L.C., the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, L/ C Issuer and Swingline Lender and Banc of America Securities LLC, as sole lead arranger and sole book manager

10	.3†	Amendment No. 1 to Credit Agreement, dated as of April 27, 2004, among GCA Holdings, L.L.C., Global Cash Access, L.L.C., the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, L/ C Issuer and Swingline Lender

10	.4†	Guaranty, dated as of March 10, 2004, among GCA Holdings, L.L.C., the guarantors from time to time party hereto and Bank of America, N.A., as Administrative Agent

10	.5†	Security Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent

10	.6†	Pledge Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent

10	.7†	Membership Unit Redemption Agreement, dated as of March 10, 2004, between FDFS Holdings, LLC and GCA Holdings, L.L.C.

10	.8†	Sponsorship Agreement, dated as of November 1999, by and between BA Merchant Services, Inc. and Global Cash Access, L.L.C., as amended by Amendment Number 1 to the Sponsorship Agreement, dated as of September 2000, among BA Merchant Services, Global Cash Access, L.L.C. and First Data Corporation

10	.9†	Sponsorship Indemnification Agreement, dated as of March 10, 2004, by and between Global Cash Access, L.L.C. and First Data Corporation

10	.10†	Amended and Restated Software License Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.

10	.11†	Professional Services Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.

10	.12†	Patent License Agreement, dated as of March 10, 2004, between USA Payments and Global Cash Access, L.L.C.

10	.13†	Amended and Restated Electronic Payment Processing Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C., USA Payments Inc. and USA Payment Systems, Inc.

10	.14†	Letter Agreement Relating to Technology, dated May 13, 2004, among Global Cash Access, L.L.C., USA Payments, USA Payment Systems and Infonox on the Web

10	.15†	Automated Teller Machine Sponsorship Agreement by and between Global Cash Access, L.L.C. and Western Union Bank, dated as of November 12, 2002, and First Amendment to Automated Teller Machine Sponsorship Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C. and First Financial Bank

10	.16†	Membership Unit Purchase Agreement, dated as of March 10, 2004, by and among Bank of America Corporation, M&C International and GCA Holdings, L.L.C.

10	.17†	Amendment to Treasury Services Terms and Conditions Booklet — ATM Cash Services, dated as of March 8, 2004, by and between Global Cash Access, L.L.C. and Bank of America, N.A.

10	.18†	Limited Liability Company Agreement of QuikPlay, LLC, dated as of December 6, 2000, between Global Cash Access, L.L.C. and IGT

10	.19†	Registration Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation

10	.20†	Stockholders Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation

10	.21†	Investor Rights Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein and M&C International

10	.22†	Noncompete Agreement, dated as of May 14, 2004, by and between GCA Holdings, Inc. and Kirk Sanford

*10	.23†	Employment Agreement, dated as of July 12, 2004, by and between Global Cash Access, Inc. and Harry C. Hagerty

*10	.24†	Notice of Stock Option Award and Stock Option Award Agreement, dated as of September 1, 2004, by and between GCA Holdings, Inc. and Harry C. Hagerty

*10	.25	GCA Holdings, Inc. 2005 Stock Incentive Plan

21.1		Subsidiaries of Global Cash Access, Inc.

24.1		Power of Attorney (see page 104)

31.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated March 10, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated March 10, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated March 10, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated March 10, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated by reference to the same numbered exhibit to the Registration Statement of Global Cash Access, Inc. on Form S-4 (Registration No. 333 -117218) previously filed with the SEC.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASH ACCESS, INC.

By:	/s/ Kirk Sanford

Kirk Sanford
Chief Executive Officer
Dated: March 10, 2005
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kirk Sanford and Harry C. Hagerty, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form  10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Kirk Sanford Kirk Sanford	President, Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2005

/s/ Harry C. Hagerty Harry C. Hagerty	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2005

/s/ Karim Maskatiya Karim Maskatiya	Director	March 10, 2005

/s/ Robert Cucinotta Robert Cucinotta	Director	March 10, 2005

/s/ Walter G. Kortschak Walter G. Kortschak	Director	March 10, 2005

/s/ Charles J. Fitzgerald Charles J. Fitzgerald	Director	March 10, 2005

/s/ E. Miles Kilburn E. Miles Kilburn	Director	March 10, 2005

EXHIBIT INDEX

2	.1†	Restructuring Agreement, dated as of December 10, 2003, by and among Global Cash Access, L.L.C., Holdings, LLC, First Data Corporation, M&C International, Karim Maskatiya and Robert Cucinotta

2	.2†	First Amendment to Restructuring Agreement, dated as of January 20, 2004, by and among Global Cash Access, L.L.C., FDFS Holdings, LLC, First Data Corporation, M&C International, Karim Maskatiya and Robert Cucinotta

2	.3†	Second Amendment to Restructuring Agreement, dated as of February 20, 2004, by and among Global Cash Access, L.L.C., FDFS Holdings, LLC, First Data Corporation, M&C International, Karim Maskatiya, Robert Cucinotta and GCA Holdings, L.L.C.

2	.4†	Third Amendment to Restructuring Agreement, dated as of March 3, 2004, by and among Global Cash Access, L.L.C., FDFS Holdings, LLC, First Data Corporation, M&C International, Karim Maskatiya, Robert Cucinotta and GCA Holdings, L.L.C.

2	.5†	Securities Purchase and Exchange Agreement, dated as of April 19, 2004, by and among GCA Holdings, L.L.C., the Purchasers named therein, M&C International, Bank of America Corporation, Karim Maskatiya and Robert Cucinotta

2	.6†	Amendment, Assignment and Assumption Agreement, dated as of May 13, 2004

3	.1†	Certificate of Incorporation of Global Cash Access, Inc.

3	.2†	Bylaws of Global Cash Access, Inc.

4	.1†	Registration Rights Agreement, dated as of March 10, 2004, by and among Global Cash Access, L.L.C., Global Cash Access Finance Corporation, CCI Acquisition, LLC, Central Credit, LLC and Banc of America Securities LLC

4	.2†	Indenture relating to $235,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2012

4.3		Form of 8 3/4% Senior Subordinated Notes due 2012

4	.4†	Assumption Agreement, dated as of June 7, 2004, by Global Cash Access, Inc. and the Subsidiary Guarantors named therein

10	.1†	Lease Agreement, dated as of March 8, 2000, by and between Global Cash Access, L.L.C. and American Pacific Capital Gateway Bldg D Co., L.L.C.

10	.2†	Credit Agreement dated as of March 10, 2004 among GCA Holdings, L.L.C., Global Cash Access, L.L.C., the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, L/ C Issuer and Swingline Lender and Banc of America Securities LLC, as sole lead arranger and sole book manager

10	.3†	Amendment No. 1 to Credit Agreement, dated as of April 27, 2004, among GCA Holdings, L.L.C., Global Cash Access, L.L.C., the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, L/ C Issuer and Swingline Lender

10	.4†	Guaranty, dated as of March 10, 2004, among GCA Holdings, L.L.C., the guarantors from time to time party hereto and Bank of America, N.A., as Administrative Agent

10	.5†	Security Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent

10	.6†	Pledge Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent

10	.7†	Membership Unit Redemption Agreement, dated as of March 10, 2004, between FDFS Holdings, LLC and GCA Holdings, L.L.C.

10	.8†	Sponsorship Agreement, dated as of November 1999, by and between BA Merchant Services, Inc. and Global Cash Access, L.L.C., as amended by Amendment Number 1 to the Sponsorship Agreement, dated as of September 2000, among BA Merchant Services, Global Cash Access, L.L.C. and First Data Corporation

10	.9†	Sponsorship Indemnification Agreement, dated as of March 10, 2004, by and between Global Cash Access, L.L.C. and First Data Corporation

10	.10†	Amended and Restated Software License Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.

10	.11†	Professional Services Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.

10	.12†	Patent License Agreement, dated as of March 10, 2004, between USA Payments and Global Cash Access, L.L.C.

10	.13†	Amended and Restated Electronic Payment Processing Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C., USA Payments Inc. and USA Payment Systems, Inc.

10	.14†	Letter Agreement Relating to Technology, dated May 13, 2004, among Global Cash Access, L.L.C., USA Payments, USA Payment Systems and Infonox on the Web

10	.15†	Automated Teller Machine Sponsorship Agreement by and between Global Cash Access, L.L.C. and Western Union Bank, dated as of November 12, 2002, and First Amendment to Automated Teller Machine Sponsorship Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C. and First Financial Bank

10	.16†	Membership Unit Purchase Agreement, dated as of March 10, 2004, by and among Bank of America Corporation, M&C International and GCA Holdings, L.L.C.

10	.17†	Amendment to Treasury Services Terms and Conditions Booklet — ATM Cash Services, dated as of March 8, 2004, by and between Global Cash Access, L.L.C. and Bank of America, N.A.

10	.18†	Limited Liability Company Agreement of QuikPlay, LLC, dated as of December 6, 2000, between Global Cash Access, L.L.C. and IGT

10	.19†	Registration Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation

10	.20†	Stockholders Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation

10	.21†	Investor Rights Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein and M&C International

10	.22†	Noncompete Agreement, dated as of May 14, 2004, by and between GCA Holdings, Inc. and Kirk Sanford

*10	.23†	Employment Agreement, dated as of July 12, 2004, by and between Global Cash Access, Inc. and Harry C. Hagerty

*10	.24†	Notice of Stock Option Award and Stock Option Award Agreement, dated as of September 1, 2004, by and between GCA Holdings, Inc. and Harry C. Hagerty

*10	.25	GCA Holdings, Inc. 2005 Stock Incentive Plan

21.1		Subsidiaries of Global Cash Access, Inc.

24.1		Power of Attorney (see page 104)

31.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated March , 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated March , 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated March , 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated March , 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated by reference to the same numbered exhibit to the Registration Statement of Global Cash Access, Inc.’s on Form S-4 (Registration No. 333 -117218) previously filed with the SEC.

*	Management contracts or compensatory plans or arrangements.