Form 10-Q
period 2005-03-31
Global Cash Access, Inc.
filed 2005-05-13
CIK 1296347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no

GLOBAL CASH ACCESS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	94-3309549
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
Incorporation or Organization)

3525 E. POST ROAD
SUITE 120
LAS VEGAS, NEVADA	89120
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of May 12, 2005, there were 1,000 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value and shares)
(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$23,720	$48,877
Settlement receivables	23,127	30,357
Receivables, other	3,480	4,641
Prepaid and other assets	15,328	13,725
Property, equipment and leasehold improvements, net	10,456	10,341
Goodwill, net	156,725	156,733
Other intangibles, net	15,536	16,546
Deferred income taxes, net	211,074	214,705

Total assets	$459,446	$495,925

LIABILITIES AND STOCKHOLDER’S DEFICIT

LIABILITIES:
Settlement liabilities	$35,834	$42,192
Accounts payable	19,073	20,617
Accrued expenses	7,045	12,258
Borrowings	446,750	478,250

Total liabilities	508,702	553,317

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	317	87

STOCKHOLDER’S DEFICIT
Common stock, $0.001 par value, 1,000 shares authorized and outstanding at March 31, 2005 and December 31, 2004	—	—
Accumulated deficit	(50,790)	(59,429)
Accumulated other comprehensive income	1,217	1,950

Total stockholder’s deficit	(49,573)	(57,479)

Total liabilities and stockholder’s deficit	$459,446	$495,925

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
REVENUES:
Cash advance	$56,778	$50,455
ATM	43,773	38,330
Check services	6,309	5,838
Central Credit and other revenues	2,806	2,747

Total revenues	109,666	97,370
COST OF REVENUES	72,597	64,940

GROSS PROFIT	37,069	32,430
Operating expenses	(11,881)	(10,954)
Amortization	(1,364)	(1,438)
Depreciation	(1,952)	(1,969)

OPERATING INCOME	21,872	18,069

INTEREST INCOME (EXPENSE), NET
Interest income	451	294
Interest expense	(10,932)	(3,097)

Total interest income (expense), net	(10,481)	(2,803)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	11,391	15,266
INCOME TAX PROVISION	(4,101)	(1,163)

INCOME BEFORE MINORITY OWNERSHIP LOSS	7,290	14,103
MINORITY OWNERSHIP LOSS	50	—

NET INCOME	7,340	14,103
Foreign currency translation	(733)	(61)
Income tax benefit related to other comprehnsive income items	264	22

COMPREHENSIVE INCOME	$6,871	$14,064

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,340	$14,103
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	494	115
Amortization of intangibles	1,364	1,438
Depreciation	1,952	1,969
Deferred income taxes	3,625	—
Minority ownership loss	(50)	—
Changes in operating assets and liabilities:
Changes in restricted cash	—	(1,000)
Settlement receivables	7,184	8,882
Receivables, other	962	184
Prepaid and other assets	(2,098)	(39)
Settlement liabilities	(6,300)	(12,215)
Accounts payable	(1,513)	1,965
Accrued expenses	(5,187)	5,418

Net cash provided by operating activities	7,773	20,820

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	(2,068)	(737)
Purchase of other intangibles	(353)	(115)

Net cash used in investing activities	(2,421)	(852)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under credit facility	—	484,087
Repayments under credit facility	(31,500)	—
Debt issuance costs	—	(2,488)
Minority capital contributions	280	—
Capital contributions	700	—
Redemption of membership interests and distributions to partners	—	(505,338)

Net cash used in financing activities	(30,520)	(23,739)

(Continued)

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$11	$(6)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,157)	(3,777)

CASH AND CASH EQUIVALENTS—Beginning of period	48,877	23,423

CASH AND CASH EQUIVALENTS—End of period	$23,720	$19,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$15,489	$1,310

Cash paid for income taxes, net of refunds	$1,450	$181

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Contribution related to forgiveness of related party payable		$964

Distribution related to forgiveness of related party receivable		$3,166

Debt issuance costs treated as a reduction of credit facility proceeds		$10,913

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BUSINESS AND BASIS OF PRESENTATION

Business—Global Cash Access, Inc. (the “Company” or “GCA”) is a financial services company that provides cash access products and services to the gaming industry. The Company is a wholly owned subsidiary of Global Cash Access Holdings, Inc. (“Holdings”), whose principal asset is the capital stock of the Company. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries: CashCall Systems, Inc. (“CashCall”), Global Cash Access (BVI), Inc. (“BVI”) or QuikPlay, LLC (“QuikPlay”).

The Company also owns and operates one of the leading credit reporting agencies in the gaming industry, Central Credit, LLC (“Central”), and provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central operates in both international and domestic gaming markets.

The accompanying unaudited condensed consolidated financial statements include the accounts of GCA and its consolidated subsidiaries: CashCall, Central, BVI and QuikPlay.

Basis of Presentation—The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K filed on March 10, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation— On June 7, 2004, the Company was incorporated under the laws of Delaware and became known as Global Cash Access, Inc. Prior to June 7, 2004, the Company operated as a limited liability company and was known as Global Cash Access, L.L.C. The unaudited condensed consolidated financial statements presented for the three months ended March 31, 2005 and 2004 and as of December 31, 2004 include the accounts of Global Cash Access, Inc. (and its predecessor Global Cash Access, L.L.C.), and its subsidiaries. CashCall was contributed into the Company on March 10, 2004. The financial statements include CashCall as a combined entity for the period prior to its contribution on March 10, 2004.

All significant intercompany transactions and balances have been eliminated in consolidation.

Stock-Based Compensation— As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FASB Statement No. 123, the Company continues to apply the provisions of Accounting Principles Board (“APB”) No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, the intrinsic value method is used to determine the compensation expense that is to be recognized.

At March 31, 2005, the Company had no stock incentive plans, however the Company applies the provisions of Emerging Issues Task Force (“EITF’’) 00-23, Options Granted to Employees of Entities under Common Control. EITF 00-23 requires the Company to record expense associated with equity instruments granted by Holdings to the Company’s employees and a corresponding offset to capital contributions. No amounts have been expensed for the three months ended March 31, 2005 or 2004.

In the three months ended March 31, 2005, options to purchase 3.1 million shares of Holding’s Class A Common Stock were issued to employees and directors of the Company. As all options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant, no compensation expense has been recorded related to these grants.

The following table illustrates the effect on net income if the Company had applied the fair-value recognition provisions of SFAS No. 123 to the options granted for the three months ended March 31, 2005 and 2004, respectively (amounts in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income, as reported	$7,340	$14,103
Less: total stock-based compensation determined under fair-value based method for all awards, net of tax	(881)	—

Pro forma net income	$6,459	$14,103

The fair value of the option grants in the three months ended March 31, 2005 are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of zero percent; expected volatility of 50 percent; risk-free interest rate of 3.73 percent, an expected life of six years for the options granted and an expected 10% forfeiture rate. The weighted average fair value per share of the options granted was $7.27. There were no option grants in the three months ended March 31, 2004.

Recently Issued Accounting Standards—In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees. The provisions of SFAS No. 123(R) are effective for fiscal years beginning after June 15, 2005. The Company believes that the adoption of SFAS No. 123(R) will not have a material impact on its financial position, results of operations, or cash flows.

Reclassifications—Certain reclassifications have been made in the prior period unaudited condensed consolidated financial statements to conform to the presentation used at and for the period ended March 31, 2005. These reclassifications had no effect on the Company’s consolidated net income.

3.	ATM FUNDING AGREEMENTS

Bank of America Amended Treasury Services Agreement— On March 8, 2004, the Company entered into an Amendment of the Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. The cash usage interest rate in effect at March 31, 2005 was 3.06%.

Site Funded ATMs— The Company operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. The Company is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. As of March 31, 2005 and December 31, 2004, the Company operated 129 and 122 ATMs, respectively, that were site funded.

4.	COMMITMENTS AND CONTINGENCIES

On March 22, 2005, the Company entered into a Patent Purchase and License Agreement (the “Patent Purchase Agreement”) with USA Payments, a related party. Under terms of the Patent Purchase Agreement, the Company has agreed to acquire the patent held by USA Payments for the “3-in-1 rollover” functionality utilized in our cash advance business. The purchase price is $10.0 million and is contingent upon Holdings’s completion of an initial public offering.

On October 22, 2004, we and USA Payments, as co-plaintiffs, filed a complaint in United States District Court, District of Nevada against U.S. Bancorp d/b/a U.S. Bank, Certegy Inc., Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. alleging the infringement of the patented “3-in-1 rollover” functionality. In this litigation, we are seeking an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent. In its response, the defendants have denied infringement and have asserted patent invalidity. In addition, the defendants have asserted various antitrust and unfair competition counterclaims.

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

5.	BORROWINGS

Senior Secured Credit Facility— In April 2005, the Company entered into an Amended and Restated Credit Facility (the “Amended Credit Facility”). The term loan portion of the Amended Credit Facility amortizes at a rate of $2.8 million per quarter beginning with the quarter ending June 30, 2005 continuing through the quarter ending March 31, 2009 with the remaining balance to be repaid in equal quarterly installments of $41.8 million from June 30, 2009 through March 31, 2010. In addition, the Company is required to make additional principal payments (within 100 days of the end of every fiscal year) based upon an applicable percentage of the excess cash flow, as defined. The applicable percentage is 75% at leverage levels (as determined at the end of the applicable fiscal year) greater than or equal to 4.25 times earnings before interest, taxes, depreciation and amortization (“EBITDA”), 50% at leverage levels less than 4.25 times EBITDA, and 0% at leverage levels below 3.0 times EBITDA.

Borrowings under the Credit Facility bear interest, at the Company’s option, at either i) a base rate plus an applicable margin or ii) LIBOR plus an applicable margin. For the term loan portion of the Amended Credit Facility the applicable margin for LIBOR loans is 2.25% while the applicable margin for base rate loans is 1.25%. Further reductions in the applicable margin for term loans are possible based upon the Company’s leverage ratio and credit ratings. The revolving portion of the Amended Credit Facility has an applicable margin for LIBOR loans of 2.50% while base rate loans have an applicable margin of 1.50%. The applicable margin for both the term loan and revolving portion of the Amended Credit Facility may be adjusted from time-to-time based upon the Company’s leverage ratio, provided that the applicable margins for base rate loans will always be 1% less than the applicable margins for LIBOR loans.

In March 2005, the Company made repayments of $31.5 million on the term loan. Under the terms of our Amended Credit Facility we are required to maintain financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our allowable capital expenditures. The Company believes it was in compliance with all of its debt covenants as of March 31, 2005.

As of March 31, 2005, the Company had $3.4 million in letters of credits issued and outstanding, which reduced amounts available under the revolving portion of the Credit Facility.

6.	RELATED PARTY TRANSACTIONS

M&C International (“M&C”) is the owner of approximately 38.7% of the outstanding equity interests of Holdings. Bank of America Corporation owns approximately 5.0% of the equity interests of Holdings.

The Company made payments for software development costs to Infonox on the Web, a company owned by M&C during each of the periods presented. A portion of the software development costs are capitalized and reflected in intangible assets in the unaudited condensed consolidated balance sheets and the remainder are classified in operating expenses in the unaudited condensed consolidated statements of income.

GCA made payments for transaction processing services to USA Payments, a company owned by M&C. The processing payments have been reflected in cost of revenues and operating expenses in the unaudited condensed consolidated statements of income. Additionally, USA Payments provides pass through invoices related mainly to gateway fees and other processing charges incurred on behalf of the Company from unrelated third parties; these expenses are also classified as part of cost of revenues.

The Company uses Bank of America, N.A. for general corporate banking purposes and is charged monthly servicing fees for these services, which are included in operating expenses. In connection with the ATM Funding agreement, GCA obtains cash for our ATMs from Bank of America, N.A. The fees paid to Bank of America for the preparation of the cash used in our ATMs is included within operating expenses, while the cash usage fee is included as part of interest expense.

In April 2005, Banc of America Securities LLC, an affiliate of Bank of America Corporation, acted as financial advisor to the Company in connection with the Amended Credit Facility. As a fee for those services, we are obligated to pay Banc of America Securities 50% of the difference between the interest expense we pay under the Amended Credit Facility and what we would have paid under the prior credit facility. Our obligation to pay this fee ends in April 2006.

The following table represents the transactions with related parties for the three months ended March 31, 2005 and 2004 (amounts in thousands):

		Three months ended
		March 31,
Name of
Related Party	Description of Transaction	2005	2004
M&C Subsidiaries:
Infonox on the Web	Software development costs and maintenance	$440	$381
	expense included in operating expenses and
	other intangibles, net
USA Payments	Transaction processing charges included in	714	615
	cost of revenues
USA Payments	Pass through billing related to gateway fees,	294	512
	telecom and other items included in cost of
	revenues and operating expenses
Bank of America and Subsidiaries:
Bank of America, N.A.	Bank fees and cash preparation fees for cash	435	78
	accounts maintained included within operating
	expenses
Bank of America, N.A.	Cash usage fee included within interest expense	$1,982	$—

The following table details the amounts due from(to) these related parties that are recorded as part of receivables, other, accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2005	2004
M&C and related companies	$45	$45
Bank of America	9	6

Total included within receivables, other	$54	$51

USA Payments	$(340)	$(325)
Infonox on the Web	(100)	(52)
Bank of America	(136)	(137)

Total included within accounts payable and accrued expenses	$(576)	$(514)

7.	PRO FORMA INCOME TAXES

On May 14, 2004, Holdings converted to a C corporation as defined in the Internal Revenue Code. Prior to this date, the Company was a pass through entity for U.S. federal and state income tax purposes. The following presents the pro forma unaudited income taxes that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for the three months ended March 31, 2004 (amounts in thousands):

March 31,
2004
Income before income tax provision and minority ownership loss - historical	$15,266
Income tax provision — historical, exclusive of tax benefit, net	(1,163)
Pro forma income tax provision	(4,333)
Minority ownership loss — historical	—

Pro forma net income	$9,770

Pro forma income tax provision is based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes for all periods presented.

The following table presents the computation of the pro forma income tax expense for the three month period ended March 31, 2004 (amounts in thousands ):

March 31,
2004
Income before income taxes, as reported	$15,266
Effective pro forma income tax rate	36.00%

Pro forma income tax expense	$5,496

8.	EQUITY AWARDS

In January 2005, Holdings adopted the 2005 Stock Incentive Plan (“Stock Incentive Plan’’). Under the Stock Incentive Plan, Holdings has reserved 3,841,615 shares of Class A Common Stock for the grant of stock options and other equity incentive awards.

During the three months ended March 31, 2005, the Company granted options to purchase 3,066,930 shares of Class A Common Stock at an exercise price of $13.99 per share with a four year vesting period. There were 85,000 option cancellations during the three months ended March 31, 2005. The following table summarizes information about stock options outstanding at March 31, 2005:

		Weighted Average
		Reminaing Contractual	Weighted Average
Exercise Price	Number Outstanding	Life	Exercise Price
$8.05	722,215	9.33 years	$8.05
$13.99	2,981,930	9.76	$13.99

	3,704,145	9.68	$12.83

As of March 31, 2005, there were no options that were exercisable.

9.	SEGMENT INFORMATION

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

Major customers – During the three months ended March 31, 2005, GCA had one customer that generated total revenues of approximately $11.1 million from all segments. During the three months ended March 31, 2004, one customer generated total revenues of approximately $10.2 million from all segments. The Company’s contract with that customer expired on October 1, 2004 and was renewed through March 2008 in April 2005.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. The tables below present the results of operations and total assets by operating segment as of, and for the three months ended March 31, 2005 and 2004 (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total
Three Months Ended March 31, 2005

Revenues	$56,778	$43,773	$6,309	$2,354	$452	$109,666
Depreciation and amortization	(1,182)	(2,001)	(9)	(3)	(121)	(3,316)
Operating income	11,310	6,804	2,351	1,292	115	21,872
Interest income	451	—	—	—	—	451
Interest expense	(4,634)	(5,554)	(515)	(192)	(37)	(10,932)
Income taxes	(2,566)	(450)	(661)	(396)	(28)	(4,101)
Minority ownership loss	—	—	—	—	50	50
Net income	$4,561	$800	$1,175	$704	$100	$7,340

Three Months Ended March 31, 2004

Revenues	$50,455	$38,330	$5,838	$2,406	$341	$97,370
Depreciation and amortization	(1,258)	(1,932)	—	(91)	(126)	(3,407)
Operating income	9,387	5,314	2,224	1,129	15	18,069
Interest income	294	—	—	—	—	294
Interest expense	(1,076)	(1,848)	(120)	(45)	(8)	(3,097)
Income taxes	(455)	446	(760)	(392)	(2)	(1,163)
Minority ownership loss	—	—	—	—	—	—
Net income	$8,150	$3,912	$1,344	$692	$5	$14,103

	March 31,	December 31,
Total Assets	2005	2004
Cash advance	$280,758	$316,904
ATM	134,594	133,005
Check services	2,950	4,223
Credit reporting	41,068	41,263
Other	76	530

Total assets	$459,446	$495,925

10.	GUARANTOR INFORMATION

The Company issued $235 million in senior subordinated notes due 2012 (the “Notes”). The Notes are guaranteed by all of the Company’s domestic wholly-owned existing subsidiaries. These guaranties are full, unconditional, joint and several. CashCall, which is a wholly owned subsidiary, and QuikPlay, which is a consolidated joint venture do not guaranty these notes. As such, the following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
MARCH 31, 2005
(amounts in thousands)
(unaudited)

		Combined	Combined	Elimination
	Parent	Guarantors	Non-Guarantors	Entries *	Consolidated
ASSETS
Cash and cash equivalents	$19,721	$246	$3,753	$—	$23,720
Settlement receivables	22,800	—	327	—	23,127
Receivables, other	7,193	18,953	15	(22,681)	3,480
Prepaid and other assets	15,319	4	5	—	15,328
Investment in subsidiaries	61,089	—	—	(61,089)	—
Property, equipment and leasehold improvements, net	10,407	4	45	—	10,456
Goodwill, net	116,575	39,470	680	—	156,725
Other intangibles, net	15,278	178	80	—	15,536
Deferred income taxes, net	210,496	—	578	—	211,074

TOTAL	$478,878	$58,855	$5,483	$(83,770)	$459,446

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY

LIABILITIES:
Settlement liabilities	$35,595	$—	$239	$—	$35,834
Accounts payable	18,086	764	223	—	19,073
Accrued expenses	28,372	31	1,323	(22,681)	7,045
Borrowings	446,750	—	—	—	446,750

Total liabilities	528,803	795	1,785	(22,681)	508,702

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	317	—	—	—	317

STOCKHOLDER’S (DEFICIT) EQUITY	(50,242)	58,060	3,698	(61,089)	(49,573)

TOTAL	$478,878	$58,855	$5,483	$(83,770)	$459,446

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2004
(amounts in thousands)
(unaudited)

		Combined	Combined	Elimination
	Parent	Guarantors	Non-Guarantors	Entries *	Consolidated
ASSETS
Cash and cash equivalents	$45,037	$662	$3,178	$—	$48,877
Settlement receivables	29,787	—	570	—	30,357
Receivables, other	6,915	16,952	19	(19,245)	4,641
Prepaid and other assets	13,713	—	12	—	13,725
Investment in subsidiaries	59,719	—	—	(59,719)	—
Property, equipment and leasehold improvements, net	10,341	—	—	—	10,341
Goodwill, net	116,575	39,470	688	—	156,733
Other intangibles, net	16,512	34	—	—	16,546
Deferred income taxes, net	214,121	—	584	—	214,705

TOTAL	$512,720	$57,118	$5,051	$(78,964)	$495,925

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY

LIABILITIES:
Settlement liabilities	$41,583	$—	$609	$—	$42,192
Accounts payable	19,929	375	313	—	20,617
Accrued expenses	30,350	—	1,153	(19,245)	12,258
Borrowings	478,250	—	—	—	478,250

Total liabilities	570,112	375	2,075	(19,245)	553,317

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	87	—	—	—	87

STOCKHOLDER’S (DEFICIT) EQUITY	(57,479)	56,743	2,976	(59,719)	(57,479)

TOTAL	$512,720	$57,118	$5,051	$(78,964)	$495,925

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2005
(amounts in thousands)
(unaudited)

		Combined	Combined	Elimination
	Parent	Guarantors	Non-Guarantors	Entries *	Consolidated
REVENUES:
Cash advance	$55,584	$—	$1,194	$—	$56,778
ATM	43,773	—	—	—	43,773
Check services	6,217	92	—	—	6,309
Central Credit and other revenues	1,924	2,354	21	(1,493)	2,806

Total revenues	107,498	2,446	1,215	(1,493)	109,666

COST OF REVENUES	71,780	50	767	—	72,597

GROSS PROFIT	35,718	2,396	448	(1,493)	37,069

Operating expenses	(10,653)	(1,040)	(312)	124	(11,881)
Amortization	(1,324)	(40)	—	—	(1,364)
Depreciation	(1,949)	—	(3)	—	(1,952)

OPERATING INCOME (LOSS)	21,792	1,316	133	(1,369)	21,872

INTEREST INCOME (EXPENSE), NET
Interest income	427	—	24	—	451
Interest expense	(10,932)	—	—	—	(10,932)

Total interest income (expense), net	(10,505)	—	24	—	(10,481)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	11,287	1,316	157	(1,369)	11,391

INCOME TAX PROVISION	(3,997)	—	(104)	—	(4,101)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	7,290	1,316	53	(1,369)	7,290

MINORITY OWNERSHIP LOSS	50	—	—	—	50

NET INCOME (LOSS)	$7,340	$1,316	$53	$(1,369)	$7,340

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2004
(amounts in thousands)
(unaudited)

		Combined	Combined
	Parent	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$49,341	$—	$1,114	$—	$50,455
ATM	38,330	—	—	—	38,330
Check services	5,838	—	—	—	5,838
Central Credit and other revenues	276	2,667	16	(212)	2,747

Total revenues	93,785	2,667	1,130	(212)	97,370
COST OF REVENUES	64,178	58	704	—	64,940

GROSS PROFIT	29,607	2,609	426	(212)	32,430

Operating expenses	(8,348)	(907)	(1,798)	99	(10,954)
Amortization	(1,354)	(84)	—	—	(1,438)
Depreciation	(1,962)	(7)	—	—	(1,969)

OPERATING INCOME (LOSS)	17,943	1,611	(1,372)	(113)	18,069

INTEREST INCOME (EXPENSE), NET
Interest income	239	—	55	—	294
Interest expense	(3,097)	—	—	—	(3,097)

Total interest income (expense), net	(2,858)	—	55	—	(2,803)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	15,085	1,611	(1,317)	(113)	15,266

INCOME TAX PROVISION	(982)	—	(181)	—	(1,163)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	14,103	1,611	(1,498)	(113)	14,103

MINORITY OWNERSHIP LOSS	—	—	—	—	—

NET INCOME (LOSS)	$14,103	$1,611	$(1,498)	$(113)	$14,103

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005
(amounts in thousands)
(unaudited)

			Combined
		Combined	Non-
	Parent	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,340	$1,316	$53	$(1,369)	$7,340
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	494	—	—	—	494
Amortization of intangibles	1,324	40	—	—	1,364
Depreciation	1,949	—	3	—	1,952
Deferred income taxes	3,625	—	—	—	3,625
Equity (income) loss	(1,369)	—	—	1,369	—
Minority ownership loss	(50)	—	—	—	(50)
Changes in operating assets and liabilities:
Settlement receivables	6,947	—	237	—	7,184
Receivables, other	(476)	(2,001)	3	3,436	962
Prepaid and other assets	(2,101)	(4)	7	—	(2,098)
Settlement liabilities	(5,938)	—	(362)	—	(6,300)
Accounts payable	(1,816)	389	(86)	—	(1,513)
Accrued expenses	(1,964)	32	181	(3,436)	(5,187)

Net cash provided by (used in) operating activities	7,965	(228)	36	—	7,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(2,016)	(4)	(48)	—	(2,068)
Purchase of other intangibles	(90)	(183)	(80)	—	(353)
Investments in subsidiaries	(700)	—	—	700	—

Net cash (used in) provided by investing activities	(2,806)	(187)	(128)	700	(2,421)

*	Eliminations include intercompany investments and management fees

(Continued)

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005
(amounts in thousands)
(unaudited)

		Combined	Combined Non-
	Parent	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	(31,500)	—	—	—	(31,500)
Minority capital contributions	280	—	—	—	280
Capital contributions	700	—	700	(700)	700

Net cash (used in) provided by financing activities	(30,520)	—	700	(700)	(30,520)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	45	—	(34)	0	11

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,316)	(416)	575	—	(25,157)
CASH AND CASH EQUIVALENTS—Beginning of period	45,037	662	3,178	—	48,877

CASH AND CASH EQUIVALENTS—End of period	$19,721	$246	$3,753	$—	$23,720

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)

CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004
(amounts in thousands)
(unaudited)

		Combined	Combined Non-
	Parent	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,103	$1,611	$(1,498)	$(113)	$14,103
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	115	—	—	—	115
Amortization of intangibles	1,355	83	—	—	1,438
Depreciation	1,962	7	—	—	1,969
Equity (income) loss	(113)	—	—	113	—
Changes in operating assets and liabilities:
Changes in restricted cash	(1,000)	—	—	—	(1,000)
Settlement receivables	8,791	—	91	—	8,882
Receivables, other	(17,562)	(1,610)	(3,242)	22,598	184
Prepaid and other assets	(38)	—	(1)	—	(39)
Settlement liabilities	(12,112)	—	(103)	—	(12,215)
Accounts payable	1,976	(21)	10	—	1,965
Accrued expenses	24,505	—	3,511	(22,598)	5,418

Net cash provided by (used in) operating activities	21,982	70	(1,232)	—	20,820

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	(737)	—	—	—	(737)
Purchase of other intangibles	(115)	—	—	—	(115)

Net cash used in investing activities	(852)	—	—	—	(852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	484,087	—	—	—	484,087
Debt issuance costs	(2,488)	—	—	—	(2,488)

Redemption of membership interests and distributions to partners	(501,388)	—	(3,950)	—	(505,338)

Net cash used in financing activities	(19,789)	—	(3,950)	—	(23,739)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	153	—	(159)	—	(6)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,494	70	(5,341)	—	(3,777)

CASH AND CASH EQUIVALENTS—Beginning of period	14,665	195	8,563	—	23,423

CASH AND CASH EQUIVALENTS—End of period	$16,159	$265	$3,222	$—	$19,646

*	Eliminations include intercompany investments and management fees

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and our estimates of liabilities for chargebacks, litigation, claims and assessments; our expectation that the adoption of SFAS No. 123(R) will not have a material impact on our financial position, results of operations, or cash flows; our expectation that commissions and interchange expenses will continue to increase, and that, in the balance of 2005, cost of revenues will increase at a rate faster than revenues; our expectation that gross profit for the final three quarters of 2005 will be higher than in the comparable 2004 period; our estimate that, due to the amortization of our deferred tax asset, actual taxes paid on pretax income generated in the first quarter of 2005 will be substantially lower than the provision for income taxes; our expectation that capital expenditures for 2005 will not exceed $8 million; our intention to purchase the patent covering our “3-in-1 rollover” functionality from USA Payments for a purchase price of $10.0 million; our intention to use our revolving credit facility to provide ongoing working capital and for other general corporate purposes; our expectation that Holdings will complete an initial public offering of common stock; our intention to use $89.4 million of the net proceeds of Holdings’ initial public offering of common stock to redeem $82.3 million face amount of our senior subordinated notes at a redemption price of 108.75% of face amount; our expectation that excess net proceeds of Holdings’ initial public offering of common stock will be added to our cash and cash equivalents; our expectation that Holdings will issue a subordinated guarantee of our senior subordinated notes; our belief that borrowings under our secured credit facilities and operating cash flows will be adequate to meet our working capital, capital expenditure and debt service needs for the next twelve months and for the foreseeable future; our plan to seek additional financing through bank borrowings or debt or equity financings, if necessary; our belief that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; and our expectation that we will continue to pay interest on borrowings under our senior secured credit facilities based on LIBOR of various maturities.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: inaccuracies in the assumptions underlying our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and our estimates of liabilities for chargebacks, litigation, claims and assessments; unanticipated transactions involving the exchange of our equity for goods or services, such that the adoption of SFAS No. 123(R) materially impacts our financial position, results of operations, or cash flows; the failure of card associations and networks to increase interchange fees or our success in negotiating commission rates that do not continue to increase such that our cost of revenues does not increase faster than our revenues; a downturn in the gaming industry; unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our deferred tax asset; an unexpected need to purchase equipment or make other capital expenditures; our inability to consummate the purchase of the “3-in-1 rollover” patent due to the failure of Holdings to consummate an initial public offering; unanticipated expenses, costs or fees, or a change in our financial position; unfavorable market conditions such that it is not feasible or no longer in the best interest of Holdings to complete an initial public offering of common stock; an unanticipated need to use the proceeds from Holdings’ initial public offering for purposes other than redeeming our senior subordinated notes or an opportunity to use such proceeds in a manner deemed to be more advantageous than redeeming the senior subordinated notes; a lack of excess net proceeds from Holdings’ initial public offering of common stock; the inability or refusal of Holdings to issue a subordinated guarantee of our senior subordinated notes; our inability to satisfy conditions precedent to our ability to borrow additional funds under our senior secured credit facilities; our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; unexpectedly high costs or a limited supply of equipment; an unanticipated change in interest rates; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; our inability to compete effectively in the cash access products and services market; our inability to anticipate the political and regulatory developments affecting growth in the gaming industry; our inability to protect our intellectual property rights; our inability to keep pace with the changing technology, evolving industry standards and the introduction of new products and services; unexpected changes in our leverage ratio, upon which the percentage of our excess cash flow that is required to be used to make additional payments of principal on our bank debt is based; a renegotiation or refinancing of our debt obligations that alters our debt service burden for a particular period; actions taken by our technology partners or the failure of our technology partners to service our needs, which results in our decision t o sever our relationships them; our failure to renew our contracts with our top customers; changes in the rules and regulations of the card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful.

We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also consult the cautionary statements and risk factors listed in our Annual Report on Form 10-K (No. 333-117218) filed on March 10, 2005 and our other filings with the Securities and Exchange Commission (SEC), including our Current Reports on Form 8-K.

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

We began our operations as a joint venture limited liability company among M&C International and entities affiliated with Bank of America Corporation and First Data Corporation in July 1998. In September 2000, Bank of America Corporation sold its entire ownership interest in us to M&C International and First Data Corporation. In March 2004, Global Cash Access, Inc. issued $235 million in aggregate principal amount of 83/4% senior subordinated notes due 2012 and borrowed $260 million under senior secured credit facilities. Global Cash Access Holdings, Inc. was formed to hold all of the outstanding capital stock of Global Cash Access, Inc. and to guarantee the obligations under the senior secured credit facilities. A substantial portion of the proceeds of these senior subordinated notes and senior secured credit facilities were used to redeem all of First Data Corporation’s interest in us and a portion of M&C International’s interest in us through a recapitalization (the “Recapitalization’’), in which Bank of America Corporation reacquired an ownership interest in us. In May 2004, we completed a private equity restructuring (the “Private Equity Restructuring’’) in which M&C International sold a portion of its ownership interest in us to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a Delaware corporation.

In connection with our conversion from a limited liability company to a corporation for United States federal income tax purposes, we recognized deferred tax assets and liabilities from the expected tax consequences of temporary differences between the book basis and tax basis of our assets and liabilities at the date of conversion into a taxable entity. Prior to our conversion to a corporation, we operated our business through a limited liability company that was treated as a “pass through’’ entity for United States federal income tax purposes, so that our owners were responsible for the taxes on our earnings. The pro forma information included within our consolidated statements of income reflect the expected tax effects had we operated our business through a taxable corporation during all periods presented.

Principal Sources of Revenues and Expenses

We derive our revenues as follows:

Cash Advance. Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash advances and point-of-sale (“POS”) debit card transactions at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash advance or POS debit card transaction amount.

ATM. ATM revenues are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. Cardholder surcharges are recognized as revenue when a transaction is initiated and reverse interchange is recognized as revenue on a monthly basis based on the total transactions occurring during the month. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount.

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

Minority Interest. We operate a cashless gaming joint venture with IGT through QuikPlay, LLC, a Delaware limited liability company, or QuikPlay, of which we own 60% of the equity interests and of which IGT owns 40% of the equity interests. The joint venture was formed to develop and market a cash access product that allows patrons to utilize a debit card to access cash directly at gaming machines. The minority interest shown on the consolidated financial statements reflects the addition to our net income of the 40% of QuikPlay’s losses that are attributable to IGT.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

The following table sets forth the unaudited condensed consolidated results of operations for the three months ended (amounts in thousands):

	Three Months Ended
	March 31, 2005		March 31, 2004
	$	%	$	%
REVENUES:
Cash advance	$56,778	51.8%	$50,455	51.8%
ATM	43,773	39.9%	38,330	39.4%
Check services	6,309	5.8%	5,838	6.0%
Central Credit and other revenues	2,806	2.6%	2,747	2.8%

Total revenues	109,666	100.0%	97,370	100.0%

COST OF REVENUES	72,597	66.2%	64,940	66.7%

GROSS PROFIT	37,069	33.8%	32,430	33.3%

Operating expenses	(11,881)	-10.8%	(10,954)	-11.2%
Amortization	(1,364)	-1.2%	(1,438)	-1.5%
Depreciation	(1,952)	-1.8%	(1,969)	-2.0%

OPERATING INCOME	21,872	19.9%	18,069	18.6%

INTEREST INCOME (EXPENSE), NET
Interest income	451	0.4%	294	0.3%
Interest expense	(10,932)	-10.0%	(3,097)	-3.2%

Total interest income (expense), net	(10,481)	-9.6%	(2,803)	-2.9%

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	11,391	10.4%	15,266	15.7%

INCOME TAX PROVISION	(4,101)	-3.7%	(1,163)	-1.2%

INCOME BEFORE MINORITY OWNERSHIP LOSS	7,290	6.6%	14,103	14.5%

MINORITY OWNERSHIP LOSS	50	0.0%	—	0.0%

NET INCOME	$7,340	6.7%	$14,103	14.5%

Total Revenues

Total revenues for the quarter ended March 31, 2005 were $109.7 million, an increase of $12.3 million, or 12.6%, as compared to the quarter ended March 31, 2004. This increase was primarily due to the reasons described below.

Cash Advance. Cash advance revenue for the quarter ended March 31, 2005 was $56.8 million, an increase of $6.3 million, or 12.5%, as compared to the quarter ended March 31, 2004. This increase was primarily due to a 38.2% increase in POS debit card transaction revenue and a 10.0% increase in credit card cash advance revenue. The total amount of cash disbursed increased 8.8% from $1.04 billion to $1.13 billion and the number of transactions completed increased 4.7% from 2.2 million to 2.3 million. Revenue per cash advance transaction increased 7.5%, from $22.92 to $24.63.

ATM. ATM revenue for the quarter ended March 31, 2005 was $43.8 million, an increase of $5.4 million, or 14.2%, as compared to the quarter ended March 31, 2004. The increase was primarily attributable to a 10.7% increase in the number of transactions from 13.0 million to 14.3 million. Revenue per ATM transaction increased 3.0% from $2.96 to $3.05. There was a 16.6% increase in the total amount of cash disbursed from $2.0 billion to $2.4 billion.

Check Services. Check services revenue for the quarter ended March 31, 2005 was $6.3 million, an increase of $0.5 million, or 8.1%, as compared to the quarter ended March 31, 2004. The face amount of checks warranted increased 9.0% from $232.8 million to $253.8 million. The number of checks warranted increased 1.4% from 1.08 million to 1.10 million, while the average face amount per check warranted increased from $215.13 to $231.28. Check warranty revenue as a percent of face amount warranted was 2.36% in the 2005 quarter as compared to 2.43% for the quarter ended March 31, 2004, and revenue per check warranty transaction increased 4.4% from $5.23 to $5.46.

Central Credit and Other. Central Credit and other revenues for the quarter ended March 31, 2005, were $2.8 million, an increase of $0.1 million, or 2.1%, as compared to the quarter ended March 31, 2004. The increase was primarily a result of increases in our marketing revenue, our QuikPlay revenue and our Other revenue.

Costs and Expenses

Cost of Revenues. Cost of revenues increased 11.8% from $64.9 million to $72.6 million. The largest component of cost of revenues is commissions, and commissions increased 8.2% in the 2005 quarter as contracts were signed or renewed at higher commission rates than experienced in the 2004 quarter. The second-largest component of cost of revenues is interchange; interchange expenses increased 22.8%. Warranty expenses increased 9.6%. We expect that commissions and interchange will continue to increase, and we expect that in the balance of 2005 cost of revenues will increase at a rate faster than revenues.

Primarily as a result of the factors described above, gross profit increased 14.3%, from $32.4 million to $37.1 million. We expect that, even though cost of revenues will grow more rapidly than revenues, gross profit for the final three quarters of 2005 will be higher than in the comparable 2004 period.

Operating Expenses. Operating expenses for the quarter ended March 31, 2005 were $11.9 million, an increase of $0.9 million, or 8.5%, as compared to the quarter ended March 31, 2004. Operating expenses in the 2004 quarter included $1.9 million in expenses we consider unusual in nature. Excluding these unusual expenses, operating expenses in the 2004 quarter would have been $9.0 million. As compared to this amount, operating expenses in the first quarter of 2005 increased $2.8 million, or 25.9%. The increase in operating expenses in the 2005 quarter is primarily attributable to increased legal expenses incurred in connection with the Company’s patent infringement suit against US Bancorp and Certegy, expenses associated with maintenance of the Company’s ATMs, and expenses incurred in connection with the Company’s efforts to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization. Depreciation expense for the quarter ended March 31, 2005 was $1.95 million, essentially unchanged from $1.97 million in the 2004 quarter. Amortization expense, which relates principally to computer software and customer contracts, decreased from $1.44 million to $1.36 million, as a result of some capitalized software projects becoming fully amortized.

Primarily as a result of the factors described above, operating income for the quarter ended March 31, 2005 was $21.9 million, an increase of $3.8 million, or 21.0%, as compared to the quarter ended March 31, 2004.

Interest Income (Expense), Net. Interest income was $451 thousand in the first quarter of 2005, an increase of 53.4% from the first quarter of 2004, due primarily to higher prevailing interest rates and higher cash balances. Interest expense for the quarter ended March 31, 2005, was $10.9 million, an increase of $7.8 million, or 253.0%, as compared to March 31, 2004. The increase is primarily due to the borrowings incurred in March 2004 in connection with the Recapitalization. Interest expense on borrowings (including amortization of deferred financing costs) was $8.9 million in the 2005 quarter as compared to $2.1 million in the 2004 quarter. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $2.0 million in the first quarter of 2005 as compared to $1.0 million in the same quarter of 2004. The increase resulted principally from higher levels of the interest rates upon which the cash usage fee is based.

Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $11.4 million for the quarter ended March 31, 2005, a decrease of $3.9 million, or 25.4%, as compared to the prior quarter.

Income Tax. In 2004, we were a limited liability company up until May 14, 2004, at which point we converted to a Delaware corporation and elected to be taxed at the corporate level. United States income tax obligations for the period prior to May 14, 2004, were passed through to our members and we recorded no provision for such taxes. Income tax expense of $1.2 million in the first quarter of 2004 was entirely attributable to income taxes in non-United States jurisdictions. The provision for income taxes in the first quarter of 2005 represents our estimate of the effective tax rate for the year of 36%. Due to the amortization of our deferred tax asset, actual cash taxes paid on pretax income generated in the first quarter of 2005 will be substantially lower than the provision.

Primarily as a result of the foregoing, income before minority ownership loss was $7.3 million for the quarter ended March 31, 2005, a decrease of $6.8 million, or 48.3%, as compared to the 2004 quarter.

Minority Ownership Loss. Minority ownership loss attributable to QuikPlay, LLC for the quarter ended March 31, 2004 was $50 thousand in the first quarter of 2005 as compared to $0 in the comparable period of 2004. In the first quarter of 2004 the minority partner had losses in excess of contributed capital. Accordingly, no allocation of minority loss could be made until June 2004 when QuikPlay received additional funds from the minority partner through a capital call.

Primarily as a result of the foregoing, net income was $7.3 million for the quarter ended March 31, 2004, a decrease of $6.8 million as compared to the comparable quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2005 and 2004, respectively (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net cash provided by operating activities	$7,773	$20,820

Net cash used in investing activities	(2,421)	(852)

Net cash used in financing activities	(30,520)	(23,739)

Net effect of exchange rate changes on cash and cash equivalents	11	(6)

Net decrease in cash and cash equivalents	(25,157)	(3,777)

Cash and cash equivalents, beginning of period	48,877	23,423

Cash and cash equivalents, end of period	$23,720	$19,646

Our principal source of liquidity is cash flows from operating activities, which were $7.8 million and $20.8 million, for the quarters ended March 31, 2005 and 2004, respectively. Our cash from operating activities was lower in the first quarter of 2005 than in the comparable 2004 period because of higher levels of ATM interest expense. In addition, accrued expenses were reduced by $5.2 million in the three months ended March 31, 2005 due to the payment of semiannual interest on our senior subordinated notes in March 2005. In the comparable quarter of 2004, accrued expenses increased $5.4 million primarily due to interest on the Company’s senior secured credit facilities and senior subordinated debt and foreign income taxes. The difference in cash flows in accrued expenses accounts for $10.6 million of the difference in cash from operating activities in the two quarters.

Our cash flows from operating activities are influenced by changes in settlement receivables and the timing of payments related to settlement liabilities. As a result, our cash flows from operating activities have changed and may in the future change substantially based upon the timing of our settlement liability payments. We calculate our net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities. The following table presents our net cash position as of March 31, 2005 and 2004 (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash and cash equivalents	$23,720	$19,646

Settlement receivables	23,127	15,847

Settlement liabilities	(35,834)	(15,189)

Net cash position	$11,013	$20,304

Net cash used in investing activities totaled $2.4 million and $0.9 million for the quarters ended March 31, 2005 and 2004, respectively. Included in net cash used in investing activities were funds spent on software development in the amounts of $0.3 million and $0.1 million and funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $2.1 million and $0.8 million for the quarters ended March 31, 2005 and 2004, respectively. We have met our capital requirements to date through cash flows from operating activities. We currently expect that capital expenditures in 2005 will be between $6 million and $8 million. In addition, the Company has committed to purchase the “3-in-1 rollover” patent from USA Payments for a price of $10 million, conditioned upon and out of the net proceeds of a contemplated initial public offering of common stock by Holdings.

Net cash used in financing activities was $30.5 million and $23.7 million for the quarters ended March 31, 2005 and 2004, respectively. In the 2005 quarter, we repaid $31.5 million of principal on our Credit Facilities. In the 2004 quarter, the net cash used is principally the result of $481.6 million in net borrowings (which includes payments for debt issuance costs) and $505.3 million of distributions on or redemptions of membership interests in connection with the Recapitalization.

Indebtedness

On March 10, 2004 we entered into senior secured credit facilities arranged by Banc of America Securities LLC with Bank of America, N.A. as administrative agent in an aggregate principal amount of $280.0 million, consisting of a five-year revolving credit facility of $20.0 million and a six-year term loan facility of $260.0 million. Proceeds of the term loan under the senior secured credit facilities were used to finance in part the Recapitalization and to pay related fees and expenses. The revolving credit facility may be used to provide ongoing working capital and for other general corporate purposes. Amounts available under this revolving credit were reduced by $3.4 million of letters of credit outstanding at March 31, 2005. The terms of our senior secured credit facilities require that a significant portion of our excess cash flow be devoted to reducing amounts outstanding under these facilities. In March 2005 we made repayments of $31.5 million on the term loan. Under the terms of our senior secured credit facilities we are required to maintain financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our allowable capital expenditures. We believe we were in compliance with all of our debt covenants that were applicable as of March 31, 2005.

On April 14, 2005, we entered into an Amended and Restated Credit Agreement pursuant to which some of the terms in our original credit agreement were modified. Among other things, the Amended and Restated Credit Agreement and related documents provide the following.

The Applicable Margin over LIBOR on which our interest expense is based was reduced from 275 basis points to 225 basis points, with further reductions possible dependent on our leverage ratio and credit ratings. Until April 14, 2006, we will be required to pay as a fee to Banc of America Securities, our agent with respect to the Amended Agreement, 50% of the savings in interest expense between what we would have paid under the terms of the original credit facility and what we actually pay. This fee will be included in interest expense in our financial statements.

•	The Excess Cash Flow Sweep percentage reduces from 75% to 50% at leverage levels below 4.25x and is eliminated at leverage levels below 3.0x.

•	The requirement to devote 50% of the net proceeds on a Qualifying IPO to prepay borrowings under the Term Loan is eliminated.

•	The Company must use net proceeds from a Qualifying IPO to redeem up to 35% of the senior subordinated notes at the redemption price specified in the Indenture governing the notes.

•	Capital expenditures may not exceed $8 million per annum.

The following is a summary of our contractual cash obligations as of March 31, 2005, including our senior subordinated notes and our senior secured credit facilities. These amounts exclude payments for excess cash flow, described above. Further, they assume a LIBOR rate of 2.85% for all periods presented.

			2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
	(amounts in thousands)
Long-term debt	$446,750	$8,359	$22,289	$139,309	$276,793

Estimated interest payments	196,899	28,574	60,566	56,183	51,576

Operating leases	2,926	488	1,001	962	475

Total cash obligations	$646,575	$37,421	$83,856	$196,454	$328,844

Other Liquidity Needs and Resources

On March 22, 2005, Holdings filed a Registration Statement on Form S-1 with the Securities and Exchange Commission and announced its intention to complete an initial public offering of common stock. Holdings intends to sell $110 million of newly issued common stock. Under the terms of our Credit Facilities, the net proceeds of this offering must be immediately contributed from Holdings into us. Holdings intends to cause us to apply $10 million of the net proceeds to purchase the “3-in-1 rollover” patent from USA Payments, and to use $89.4 million of the net proceeds to redeem $82.25 million face amount of our senior subordinated notes at a redemption price of 108.75% of face amount. The excess net proceeds, if any, from the offering will be added to our cash and cash equivalents. In addition, Holdings has also proposed to issue a subordinated guarantee of our senior subordinated notes.

Bank of America, N.A. supplies us with currency needed for normal operating requirements of our ATMs pursuant to a treasury services agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by the average London Interbank Offered Rate, or LIBOR, for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of March 31, 2005, the rate in effect, inclusive of the 25 basis points margin, was 3.06%, and the currency supplied by Bank of America, N.A. pursuant to this agreement was $270.9 million.

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

Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to QuikPlay. Our obligation to invest additional capital in QuikPlay is conditioned upon capital calls, which are in our sole discretion. As of March 31 2005, we had invested a total of $3.7 million in QuikPlay.

We believe that borrowings available under our senior secured credit facilities, together with our anticipated operating cash flows will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the notes and under our senior secured credit facilities for the next 12 months and for the foreseeable future. Although no additional financing other than the initial public offering by Holding is currently contemplated, we may seek, if necessary or otherwise advisable and to the extent permitted under the indenture governing the notes and the terms of the senior secured credit facilities, additional financing through bank borrowings or public or private debt or equity financings. We cannot assure you that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. The terms of any additional debt or equity financing that we may obtain in the future could impose additional limitations on our operations and/or management structure. We also cannot assure you that the estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. There were no newly identified significant accounting estimates in three months ended March 31, 2005, nor were there any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed on March 10, 2005.

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

Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to a treasury services agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of March 31, 2005, the rate in effect, inclusive of the 25 basis points margin, was 3.1% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $270.9 million. Based upon the average outstanding amount of currency to be supplied by Bank of America, N.A. pursuant to this agreement during the first three months of 2005, which was $231.1 million, each 1% change in the applicable LIBOR rate would have a $2.3 million impact on income before taxes and minority ownership loss over a 12-month period. Currency for the normal operating requirements of our foreign ATMs is supplied by the gaming establishments in which those ATMs are located.

Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. Our interest expense on these credit facilities is the applicable LIBOR rate plus a margin of 225 basis points for the term loan portion and LIBOR plus 250 basis points for the revolving credit portion. The margin for the term loan portion may decrease if our leverage ratio, as defined, decreases. At March 31, 2005, we had $0 drawn under the revolving credit portion and we had $211.8 million outstanding under the term loan portion at an interest rate, including the margin, of 5.6%. Based upon the outstanding balance on the term loan of $211.8 million on March 31, 2005, each 1% increase in the applicable LIBOR rate would add an additional $2.1 million of interest expense over a 12-month period.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings at the reasonable assurance level.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

     PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2004, we and USA Payments, as co-plaintiffs, filed a complaint in United States District Court, District of Nevada against U.S. Bancorp d/b/a U.S. Bank, Certegy Inc., Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. alleging the infringement of the patented “3-in-1 rollover” functionality. In this litigation, we are seeking an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent. In its response, the defendants have denied infringement and have asserted patent invalidity. In addition, the defendants have asserted various antitrust and unfair competition counterclaims.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated May 13, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated May 13, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated May 13, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated May 13, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2005	GLOBAL CASH ACCESS, INC.

(Date)	(Registrant)

/s/ Harry C. Hagerty

Harry C. Hagerty
Chief Financial Officer
(For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated May 13, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated May 13, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated May 13, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated May 13, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.