Form 10-Q
period 2005-06-30
Global Cash Access, Inc.
filed 2005-08-11
CIK 1296347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 333-117218
GLOBAL CASH ACCESS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-3309549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

3525 EAST POST ROAD, SUITE 120 LAS VEGAS, NEVADA (Address of Principal Executive Offices)	89120 (Zip Code)
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
      As of August 11, 2005, there were 1,000 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(Amounts in thousands,
	except par value and shares)
ASSETS
Cash and cash equivalents	$28,968	$48,877
Settlement receivables	19,812	30,357
Receivables, other	4,541	4,641
Prepaid and other assets	14,896	13,725
Property, equipment and leasehold improvements, net	9,153	10,341
Goodwill, net	156,719	156,733
Other intangibles, net	14,297	16,546
Deferred income taxes, net	207,914	214,705

Total assets	$456,300	$495,925

LIABILITIES AND STOCKHOLDER’S DEFICIT
LIABILITIES:
Settlement liabilities	$24,219	$42,192
Accounts payable	17,233	20,617
Accrued expenses	13,671	12,258
Borrowings	443,964	478,250

Total liabilities	499,087	553,317

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	273	87
STOCKHOLDER’S DEFICIT
Common stock, $0.001 par value, 1,000 shares authorized and outstanding at June 30, 2005 and December 31, 2004	—	—
Accumulated deficit	(44,745)	(59,429)
Accumulated other comprehensive income	1,685	1,950

Total stockholder’s deficit	(43,060)	(57,479)

Total liabilities and stockholder’s deficit	$456,300	$495,925

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(Amounts in thousands)
REVENUES:
Cash advance	$57,933	$50,352	$114,710	$100,807
ATM	45,217	39,051	88,989	77,382
Check services	6,734	5,682	13,043	11,520
Central Credit and other revenues	2,576	2,626	5,383	5,372

Total revenues	112,460	97,711	222,125	195,081
COST OF REVENUES	76,112	65,443	148,709	130,383

GROSS PROFIT	36,348	32,268	73,416	64,698
Operating expenses	(12,163)	(13,919)	(24,044)	(24,872)
Amortization	(1,295)	(1,410)	(2,659)	(2,849)
Depreciation	(1,932)	(1,995)	(3,884)	(3,964)

OPERATING INCOME	20,958	14,944	42,829	33,013

INTEREST INCOME (EXPENSE), NET
Interest income	181	295	633	589
Interest expense	(10,828)	(10,144)	(21,760)	(13,241)

Total interest income (expense), net	(10,647)	(9,849)	(21,127)	(12,652)

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT AND MINORITY OWNERSHIP LOSS	10,311	5,095	21,702	20,361
INCOME TAX (PROVISION) BENEFIT	(3,712)	209,245	(7,813)	208,082

INCOME BEFORE MINORITY OWNERSHIP LOSS	6,599	214,340	13,889	228,443
MINORITY OWNERSHIP LOSS	44	122	94	122

NET INCOME	6,643	214,462	13,983	228,565
Foreign currency translation	(85)	(147)	(264)	(204)
Income tax benefit related to other comprehensive income items	30	53	95	73

COMPREHENSIVE INCOME	$6,588	$214,368	$13,814	$228,434

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,983	$228,565
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	990	637
Amortization of intangibles	2,659	2,849
Depreciation	3,884	3,964
Deferred income taxes	6,780	(209,776)
Minority ownership loss	(94)	(122)
Changes in operating assets and liabilities:
Settlement receivables	10,375	5,569
Receivables, other	(312)	(21)
Prepaid and other assets	(1,969)	(843)
Settlement liabilities	(17,800)	(18,281)
Accounts payable	(3,349)	6
Accrued expenses	1,369	10,892

Net cash provided by operating activities	16,516	23,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(2,671)	(1,596)
Purchase of other intangibles	(433)	(1,198)

Net cash used in investing activities	(3,104)	(2,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	484,087
Repayments under credit facility	(34,286)	(3,250)
Debt issuance costs	(90)	(2,488)
Minority capital contributions	280	300
Capital contributions	700	—
Redemption of membership interests and distributions to partners	—	(509,106)

Net cash used in financing activities	(33,396)	(30,457)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$75	$(75)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,909)	(9,887)
CASH AND CASH EQUIVALENTS — Beginning of period	48,877	23,423

CASH AND CASH EQUIVALENTS — End of period	$28,968	$13,536

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,585	$6,564

Cash paid for income taxes, net of refunds	$1,934	$224

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contribution related to forgiveness of related party payable	$—	$964

Distribution related to forgiveness of related party receivable	$—	$3,166

Debt issuance costs treated as a reduction of credit facility proceeds	$—	$10,913

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BUSINESS AND BASIS OF PRESENTATION
      Business — Global Cash Access, Inc. (the “Company” or “GCA”) is a financial services company that provides cash access products and services to the gaming industry. The Company is a wholly owned subsidiary of Global Cash Access Holdings, Inc. (“Holdings”), whose principal asset is the capital stock of the Company. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries: CashCall Systems, Inc. (“CashCall”), Global Cash Access (BVI), Inc. (“BVI”) or QuikPlay, LLC (“QuikPlay”).
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
      Basis of Presentation — The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year.
      These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K filed on March 10, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation — On June 7, 2004, the Company was incorporated under the laws of Delaware and became known as Global Cash Access, Inc. Prior to June 7, 2004, the Company operated as a limited liability company and was known as Global Cash Access, L.L.C. The unaudited condensed consolidated financial statements presented for the three and six months ended June 30, 2005 and 2004 and as of December 31, 2004 include the accounts of Global Cash Access, Inc. (and its predecessor Global Cash Access, L.L.C.), and its subsidiaries. CashCall was contributed into the Company on March 10, 2004. The financial statements include CashCall as a combined entity for the period prior to its contribution on March 10, 2004.
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

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, the intrinsic value method is used to determine the compensation expense that is to be recognized.
      At June 30, 2005, the Company had no stock incentive plans. However, Holdings has granted options to purchase its common stock to employees of the Company pursuant to one or more of Holdings’ plans. The Company applies the provisions of Emerging Issues Task Force (“EITF”) 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44. EITF 00-23 requires the Company to record expense associated with equity instruments granted by Holdings to the Company’s employees and a corresponding offset to capital contributions. No amounts have been expensed for the three or six months ended June 30, 2005 or 2004.
      In the three and six months ended June 30, 2005, options to purchase 0.1 million and 3.1 million shares, respectively, of Holdings’ Class A Common Stock were issued to employees and directors of the Company. As all options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant, no compensation expense has been recorded related to these grants. There were no option grants in the three or six months ended June 30, 2004.
      The following table illustrates the effect on net income if the Company had applied the fair-value recognition provisions of SFAS No. 123 to the options granted for the three and six months ended June 30, 2005 and 2004, respectively (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income, as reported	$6,643	$214,462	$13,983	$228,565
Less: total stock-based compensation determined under fair-value based method for all awards, net of tax	(947)	—	(1,823)	—

Pro forma net income	$5,696	$214,462	$12,160	$228,565

      Recently Issued Accounting Standards — In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees. The provisions of SFAS No. 123(R) are effective for fiscal years beginning after June 15, 2005. The Company believes that the adoption of SFAS No. 123(R) will not have a material impact on its financial position, results of operations, or cash flows.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial position or results of operations.
      On July 14, 2005, the FASB issued an Exposure Draft, Accounting for Uncertain Tax Positions, that would interpret SFAS No. 109, Accounting for Income Taxes. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting for income taxes. Specifically, the proposal would require that a tax position meet a probable recognition threshold for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements the best estimate of the effect of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. The Company is currently reviewing the provisions of the Exposure Draft to determine the impact it may have on it.
      Reclassifications — Certain reclassifications have been made in the prior period unaudited condensed consolidated financial statements to conform to the presentation used at and for the period ended June 30, 2005. These reclassifications had no effect on the Company’s consolidated net income.

3.	ATM FUNDING AGREEMENTS
      Bank of America Amended Treasury Services Agreement — On March 8, 2004, the Company entered into an Amendment of the Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. The cash usage interest rate in effect at June 30, 2005 was 3.5%.
      Site Funded ATMs — The Company operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. The Company is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. As of June 30, 2005 and December 31, 2004, the Company operated 132 and 122 ATMs, respectively, that were site funded.

4.	COMMITMENTS AND CONTINGENCIES
      On March 22, 2005, the Company entered into a Patent Purchase and License Agreement (the “Patent Purchase Agreement”) with USA Payments, a related party. Under terms of the Patent Purchase Agreement, the Company has agreed to acquire the patent held by USA Payments for the “3-in-1 rollover” functionality utilized in our cash advance business. The purchase price is $10.0 million and is contingent upon Holdings’ completion of an initial public offering.
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
      Senior Secured Credit Facility — In April 2005, the Company entered into an Amended and Restated Credit Facility (the “Amended Credit Facility”). The term loan portion of the Amended Credit Facility

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortizes at a rate of $2.8 million per quarter beginning with the quarter ending June 30, 2005 continuing through the quarter ending March 31, 2009 with the remaining balance to be repaid in equal quarterly installments of $41.8 million from June 30, 2009 through March 31, 2010. In addition, the Company is required to make additional principal payments (within 100 days of the end of every fiscal year) based upon an applicable percentage of the excess cash flow, as defined in the Amended Credit Facility. The applicable percentage is 75% at leverage levels (as determined at the end of the applicable fiscal year) greater than or equal to 4.25 times earnings before interest, taxes, depreciation and amortization (“EBITDA”), 50% at leverage levels less than 4.25 times EBITDA, and 0% at leverage levels below 3.0 times EBITDA.
      Borrowings under the Amended Credit Facility bear interest, at the Company’s option, at either i) a base rate plus an applicable margin or ii) LIBOR plus an applicable margin. For the term loan portion of the Amended Credit Facility the applicable margin for LIBOR loans is 2.25% while the applicable margin for base rate loans is 1.25%. Further reductions in the applicable margin for term loans are possible based upon the Company’s leverage ratio and credit ratings. The revolving portion of the Amended Credit Facility has an applicable margin for LIBOR loans of 2.50% while base rate loans have an applicable margin of 1.50%. The applicable margin for both the term loan and revolving portion of the Amended Credit Facility may be adjusted from time-to-time based upon the Company’s leverage ratio, provided that the applicable margins for base rate loans will always be 1% less than the applicable margins for LIBOR loans.
      In the six months ended June 30, 2005, the Company made repayments of $34.3 million on the term loan. Under the terms of our Amended Credit Facility we are required to maintain financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our allowable capital expenditures. The Company believes it was in compliance with all of its debt covenants as of June 30, 2005.
      As of June 30, 2005, the Company had $3.1 million in letters of credits issued and outstanding, which reduced amounts available under the revolving portion of the Amended Credit Facility.

6.	RELATED PARTY TRANSACTIONS
      M&C International (“M&C”) is the owner of approximately 38.8% of the outstanding equity interests of Holdings. Bank of America Corporation owns approximately 5.0% of the equity interests of Holdings.
      The Company made payments for software development costs to Infonox on the Web, a company controlled by the principals of M&C, during each of the periods presented. A portion of the software development costs are capitalized and reflected in intangible assets in the unaudited condensed consolidated balance sheets and the remainder are classified in operating expenses in the unaudited condensed consolidated statements of income.
      GCA made payments for transaction processing services to USA Payments, a company controlled by the principals of M&C. The processing payments have been reflected in cost of revenues and operating expenses in the unaudited condensed consolidated statements of income. Additionally, USA Payments provides pass through invoices related mainly to gateway fees and other processing charges incurred on behalf of the Company from unrelated third parties; these expenses are also classified as part of cost of revenues.
      The Company uses Bank of America, N.A., an affiliate of Bank of America Corporation, for general corporate banking purposes and is charged monthly servicing fees for these services, which are included in operating expenses. In connection with the ATM Funding agreement, GCA obtains cash for our ATMs from Bank of America, N.A. The fees paid to Bank of America for the preparation of the cash used in our ATMs is included within operating expenses, while the cash usage fee is included as part of interest expense.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In April 2005, Banc of America Securities LLC, an affiliate of Bank of America Corporation, acted as financial advisor to the Company in connection with the Amended Credit Facility. As a fee for those services, we are obligated to pay Banc of America Securities 50% of the difference between the interest expense we pay under the Amended Credit Facility and what we would have paid under the prior credit facility. Our obligation to pay this fee ends in April 2006. During the three and six months ended June 30, 2005, the Company incurred $0.1 million in fees related to the financial advisory services provided by Banc of America Securities LLC.
      The following table represents the transactions with related parties for the three and six months ended June 30, 2005 and 2004 (amounts in thousands):

		Three Months		Six Months
		Ended June 30,		Ended June 30,

Name of Related Party	Description of Transaction	2005	2004	2005	2004

M&C Affiliates:
Infonox on the Web	Software development costs and maintenance expense included in operating expenses and other intangibles, net	$382	$368	$822	$749
USA Payments	Transaction processing charges included in cost of revenues	809	655	1,523	1,270
USA Payments	Pass through billing related to gateway fees, telecom and other items included in cost of revenues and operating expenses	309	412	603	924
Bank of America, N.A.:
Bank of America, N.A.	Bank fees and cash preparation fees for cash accounts maintained included within operating expenses	431	113	866	191
Bank of America, N.A.	Cash usage fee included within interest expense	$2,238	$228	$4,220	$228
      The following table details the amounts due from(to) these related parties that are recorded as part of receivables, other, accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2005	2004

M&C and related companies	$23	$45
Bank of America	18	6

Total included within receivables, other	$41	$51

USA Payments	$(367)	$(325)
Infonox on the Web	(14)	(52)
Bank of America	(150)	(137)

Total included within accounts payable and accrued expenses	$(531)	$(514)

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PRO FORMA INCOME TAXES
      On June 7, 2004, the Company converted to a C corporation as defined in the Internal Revenue Code. Prior to this date, the Company was a pass through entity for U.S. federal and state income tax purposes. The following presents the pro forma unaudited income taxes that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for the three and six months ended June 30, 2004 (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Income before income tax provision (benefit) and minority ownership loss — historical	$5,095	$20,361
Income tax provision — historical, exclusive of tax benefit, net	(1,379)	(2,542)
Pro forma income tax provision	(455)	(4,788)
Minority ownership loss — historical	122	122

Pro forma net income	$3,383	$13,153

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
      The following table presents the computation of the pro forma income tax expense for the three and six months ended June 30, 2004 (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Income before income taxes, as reported	$5,095	$20,361
Effective pro forma income tax rate	36.00%	36.00%

Pro forma income tax expense	$1,834	$7,330

8.	SEGMENT INFORMATION
      Operating segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group consists of the Chief Executive Officer and Chief Financial Officer. The operating segments are reviewed separately because each represents products that can be, and often are, marketed and sold separately to our customers.
      GCA operates in four distinct business segments: cash advance, ATM, check services and credit reporting services. These segments are monitored separately by management for performance against its internal forecast and are consistent with GCA’s internal management reporting.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other lines of business, none of which exceed the established materiality for segment reporting, include Western Union, direct marketing and QuikPlay, among others.
      The Company’s business is predominantly domestic, with no specific regional concentrations.
      Major customers — During the three and six months ended June 30, 2005, GCA had one customer that generated total revenues of approximately $12.3 million and $24.9 million, respectively, from all segments. During the three and six months ended June 30, 2004, one customer generated total revenues of approximately $11.1 million and $22.5 million, respectively, from all segments.
      The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. The tables below present the results of operations for the three and six months ended June 30, 2005 and 2004 and total assets by operating segment as of June 30, 2005 and December 31, 2004 (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total

Three Months Ended June 30, 2005
Revenues	$57,933	$45,217	$6,734	$2,245	$331	$112,460
Depreciation and amortization	(1,083)	(1,993)	(9)	(20)	(122)	(3,227)
Operating income (loss)	11,243	6,775	2,077	864	(1)	20,958
Interest income	181	—	—	—	—	181
Interest expense	(4,426)	(5,692)	(514)	(171)	(25)	(10,828)
Income taxes	(2,519)	(390)	(563)	(249)	9	(3,712)
Minority ownership loss	—	—	—	—	44	44
Net income	$4,479	$693	$1,000	$444	$27	$6,643
Three Months Ended June 30, 2004
Revenues	$50,352	$39,051	$5,682	$2,304	$322	$97,711
Depreciation and amortization	(1,209)	(1,981)	(2)	(92)	(121)	(3,405)
Operating income (loss)	8,357	3,629	2,048	934	(24)	14,944
Interest income	295	—	—	—	—	295
Interest expense	(4,312)	(5,139)	(501)	(167)	(25)	(10,144)
Income taxes	127,151	82,909	(557)	(276)	18	209,245
Minority ownership loss	—	—	—	—	122	122
Net income	$131,491	$81,399	$990	$491	$91	$214,462
Six Months Ended June 30, 2005
Revenues	$114,710	$88,989	$13,043	$4,599	$784	$222,125
Depreciation and amortization	(2,226)	(3,993)	(18)	(63)	(243)	(6,543)
Operating income	22,591	13,579	4,428	2,117	114	42,829
Interest income	633	—	—	—	—	633
Interest expense	(9,058)	(11,247)	(1,030)	(363)	(62)	(21,760)
Income taxes	(5,100)	(840)	(1,223)	(631)	(19)	(7,813)
Minority ownership loss	—	—	—	—	94	94
Net income	$9,066	$1,492	$2,175	$1,123	$127	$13,983

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total

Six Months Ended June 30, 2004
Revenues	$100,807	$77,382	$11,520	$4,710	$662	$195,081
Depreciation and amortization	(2,467)	(3,914)	(2)	(183)	(247)	(6,813)
Operating income (loss)	17,739	8,949	4,277	2,060	(12)	33,013
Interest income	589	—	—	—	—	589
Interest expense	(5,395)	(6,979)	(614)	(216)	(37)	(13,241)
Income taxes	126,701	83,347	(1,319)	(664)	17	208,082
Minority ownership loss	—	—	—	—	122	122
Net income	$139,634	$85,317	$2,344	$1,180	$90	$228,565

	June 30,	December 31,
Total Assets	2005	2004

Cash advance	$282,681	$316,904
ATM	128,032	133,005
Check services	3,729	4,223
Credit reporting	41,726	41,263
Other	132	530

Total assets	$456,300	$495,925

9.	GUARANTOR INFORMATION
      In March 2004, the Company issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). The Notes are guaranteed by all of the Company’s domestic wholly-owned existing subsidiaries. These guarantees are full, unconditional, joint and several. CashCall, which is a wholly owned non-domestic subsidiary, and QuikPlay, which is a consolidated joint venture, do not guaranty these notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004.

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
June 30, 2005

			Combined
		Combined	Non-	Elimination
	Parent	Guarantors	Guarantors	Entries*	Consolidated

	(Unaudited)
	(Amounts in thousands)
ASSETS
Cash and cash equivalents	$24,580	$434	$3,954	$—	$28,968
Settlement receivables	19,340	—	472	—	19,812
Receivables, other	8,614	18,928	18	(23,019)	4,541
Prepaid and other assets	14,893	3	—	—	14,896
Investment in subsidiaries	62,624	—	—	(62,624)	—
Property, equipment and leasehold improvements, net	9,010	3	140	—	9,153
Goodwill, net	116,574	39,470	675	—	156,719
Other intangibles, net	14,062	162	73	—	14,297
Deferred income taxes, net	207,341	—	573	—	207,914

TOTAL	$477,038	$59,000	$5,905	$(85,643)	$456,300

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
LIABILITIES:
Settlement liabilities	$23,865	$—	$354	$—	$24,219
Accounts payable	17,034	4	195	—	17,233
Accrued expenses	34,962	73	1,655	(23,019)	13,671
Borrowings	443,964	—	—	—	443,964

Total liabilities	519,825	77	2,204	(23,019)	499,087

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	273	—	—	—	273
STOCKHOLDER’S (DEFICIT) EQUITY	(43,060)	58,923	3,701	(62,624)	(43,060)

TOTAL	$477,038	$59,000	$5,905	$(85,643)	$456,300

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
December 31, 2004

			Combined
		Combined	Non-	Elimination
	Parent	Guarantors	Guarantors	Entries*	Consolidated

	(Unaudited)
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

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
Three Months Ended June 30, 2005

			Combined
		Combined	Non-
	Parent	Guarantors	Guarantors	Eliminations*	Consolidated

	(Unaudited)
	(Amounts in thousands)
REVENUES:
Cash advance	$56,706	$—	$1,227	$—	$57,933
ATM	45,217	—	—	—	45,217
Check services	6,381	353	—	—	6,734
Central Credit and other revenues	1,360	2,245	24	(1,053)	2,576

Total revenues	109,664	2,598	1,251	(1,053)	112,460
COST OF REVENUES	74,875	489	748	—	76,112

GROSS PROFIT	34,789	2,109	503	(1,053)	36,348
Operating expenses	(10,715)	(1,229)	(386)	167	(12,163)
Amortization	(1,272)	(17)	(6)	—	(1,295)
Depreciation	(1,927)	—	(5)	—	(1,932)

OPERATING INCOME (LOSS)	20,875	863	106	(886)	20,958

INTEREST INCOME (EXPENSE), NET
Interest income	163	—	18	—	181
Interest expense	(10,828)	—	—	—	(10,828)

Total interest income (expense), net	(10,665)	—	18	—	(10,647)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	10,210	863	124	(886)	10,311
INCOME TAX PROVISION	(3,611)	—	(101)	—	(3,712)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	6,599	863	23	(886)	6,599
MINORITY OWNERSHIP LOSS	44	—	—	—	44

NET INCOME (LOSS)	$6,643	$863	$23	$(886)	$6,643

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
Three Months Ended June 30, 2004

			Combined
		Combined	Non-
	Parent	Guarantors	Guarantors	Eliminations*	Consolidated

	(Unaudited)
	(Amounts in thousands)
REVENUES:
Cash advance	$49,574	$—	$778	$—	$50,352
ATM	39,051	—	—	—	39,051
Check services	5,682	—	—	—	5,682
Central Credit and other revenues	1,465	2,599	19	(1,457)	2,626

Total revenues	95,772	2,599	797	(1,457)	97,711
COST OF REVENUES	64,890	73	480	—	65,443

GROSS PROFIT	30,882	2,526	317	(1,457)	32,268
Operating expenses	(12,786)	(907)	(304)	78	(13,919)
Amortization	(1,327)	(83)	—	—	(1,410)
Depreciation	(1,987)	(8)	—	—	(1,995)

OPERATING INCOME (LOSS)	14,782	1,528	13	(1,379)	14,944

INTEREST INCOME (EXPENSE), NET
Interest income	279	—	16	—	295
Interest expense	(10,144)	—	—	—	(10,144)

Total interest income (expense), net	(9,865)	—	16	—	(9,849)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	4,917	1,528	29	(1,379)	5,095
INCOME TAX PROVISION	209,423	—	(178)	—	209,245

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	214,340	1,528	(149)	(1,379)	214,340
MINORITY OWNERSHIP LOSS	122	—	—	—	122

NET INCOME (LOSS)	$214,462	$1,528	$(149)	$(1,379)	$214,462

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
Six Months Ended June 30, 2005

			Combined
		Combined	Non-
	Parent	Guarantors	Guarantors	Eliminations*	Consolidated

	(Unaudited)
	(Amounts in thousands)
REVENUES:
Cash advance	$112,290	$—	$2,420	$—	$114,710
ATM	88,989	—	—	—	88,989
Check services	12,598	445	—	—	13,043
Central Credit and other revenues	3,284	4,599	46	(2,546)	5,383

Total revenues	217,161	5,044	2,466	(2,546)	222,125
COST OF REVENUES	146,656	539	1,514	—	148,709

GROSS PROFIT	70,505	4,505	952	(2,546)	73,416
Operating expenses	(21,368)	(2,269)	(698)	291	(24,044)
Amortization	(2,596)	(57)	(6)	—	(2,659)
Depreciation	(3,875)	—	(9)	—	(3,884)

OPERATING INCOME (LOSS)	42,666	2,179	239	(2,255)	42,829

INTEREST INCOME (EXPENSE), NET
Interest income	590	—	43	—	633
Interest expense	(21,760)	—	—	—	(21,760)

Total interest income (expense), net	(21,170)	—	43	—	(21,127)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	21,496	2,179	282	(2,255)	21,702
INCOME TAX PROVISION	(7,607)	—	(206)	—	(7,813)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	13,889	2,179	76	(2,255)	13,889
MINORITY OWNERSHIP LOSS	94	—	—	—	94

NET INCOME (LOSS)	$13,983	$2,179	$76	$(2,255)	$13,983

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
Six Months Ended June 30, 2004

			Combined
		Combined	Non-
	Parent	Guarantors	Guarantors	Eliminations*	Consolidated

	(Unaudited)
	(Amounts in thousands)
REVENUES:
Cash advance	$98,915	$—	$1,892	$—	$100,807
ATM	77,382	—	—	—	77,382
Check services	11,520	—	—	—	11,520
Central Credit and other revenues	1,741	5,266	34	(1,669)	5,372

Total revenues	189,558	5,266	1,926	(1,669)	195,081
COST OF REVENUES	129,068	131	1,184	—	130,383

GROSS PROFIT	60,490	5,135	742	(1,669)	64,698
Operating expenses	(21,134)	(1,814)	(2,101)	177	(24,872)
Amortization	(2,682)	(167)	—	—	(2,849)
Depreciation	(3,949)	(15)	—	—	(3,964)

OPERATING INCOME (LOSS)	32,725	3,139	(1,359)	(1,492)	33,013

INTEREST INCOME (EXPENSE), NET
Interest income	518	—	71	—	589
Interest expense	(13,241)	—	—	—	(13,241)

Total interest income (expense) , net	(12,723)	—	71	—	(12,652)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (PROVISION) AND MINORITY OWNERSHIP LOSS	20,002	3,139	(1,288)	(1,492)	20,361
INCOME TAX BENEFIT (PROVISION)	208,441	—	(359)	—	208,082

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	228,443	3,139	(1,647)	(1,492)	228,443
MINORITY OWNERSHIP LOSS	122	—	—	—	122

NET INCOME (LOSS)	$228,565	$3,139	$(1,647)	$(1,492)	$228,565

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005

			Combined
		Combined	Non-
	Parent	Guarantors	Guarantors	Eliminations*	Consolidated

	(Unaudited)
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,983	$2,179	$76	$(2,255)	$13,983
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	990	—	—	—	990
Amortization of intangibles	2,596	57	6	—	2,659
Depreciation	3,875	—	9	—	3,884
Deferred income taxes	6,780	—	—	—	6,780
Equity (income) loss	(2,255)	—	—	2,255	—
Minority ownership loss	(94)	—	—	—	(94)
Changes in operating assets and liabilities:
Settlement receivables	10,290	—	85	—	10,375
Receivables, other	(2,110)	(1,975)	—	3,773	(312)
Prepaid and other assets	(1,978)	(3)	12	—	(1,969)
Settlement liabilities	(17,560)	—	(240)	—	(17,800)
Accounts payable	(2,867)	(371)	(111)	—	(3,349)
Accrued expenses	4,549	72	521	(3,773)	1,369

Net cash provided by (used in) operating activities	16,199	(41)	358	—	16,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(2,519)	(4)	(148)	—	(2,671)
Purchase of other intangibles	(170)	(183)	(80)	—	(433)
Investments in subsidiaries	(700)	—	—	700	—

Net cash (used in) provided by investing activities	(3,389)	(187)	(228)	700	(3,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	(34,286)	—	—	—	(34,286)
Debt issuance costs	(90)	—	—	—	(90)
Minority capital contributions	280	—	—	—	280
Capital contributions	700	—	700	(700)	700

Net cash (used in) provided by financing activities	(33,396)	—	700	(700)	(33,396)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	129	—	(54)	—	75

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,457)	(228)	776	—	(19,909)
CASH AND CASH EQUIVALENTS — Beginning of period	45,037	662	3,178	—	48,877

CASH AND CASH EQUIVALENTS — End of period	$24,580	$434	$3,954	$—	$28,968

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, L.L.C.)
(A WHOLLY OWNED SUBSIDIARY OF GLOBAL CASH ACCESS HOLDINGS, INC.)
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2004

			Combined
		Combined	Non-
	Parent	Guarantors	Guarantors	Eliminations*	Consolidated

	(Unaudited)
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$228,565	$3,139	$(1,647)	$(1,492)	$228,565
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	637	—	—	—	637
Amortization of intangibles	2,682	167	—	—	2,849
Depreciation	3,949	15	—	—	3,964
Deferred income taxes	(209,776)	—	—	—	(209,776)
Equity (income) loss	(1,492)	—	—	1,492	—
Minority ownership loss	(122)	—	—	—	(122)
Changes in operating assets and liabilities:
Settlement receivables	5,491	—	78	—	5,569
Receivables, other	(7,549)	(3,419)	(2,797)	13,744	(21)
Prepaid and other assets	(843)	—	—	—	(843)
Settlement liabilities	(18,216)	—	(65)	—	(18,281)
Accounts payable	7	4	(5)	—	6
Accrued expenses	21,472	—	3,164	(13,744)	10,892

Net cash provided by (used in) operating activities	24,805	(94)	(1,272)	—	23,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(1,596)	—	—	—	(1,596)
Purchase of other intangibles	(1,198)	—	—	—	(1,198)
Investments in subsidiaries	(750)	—	—	750	—

Net cash used in investing activities	(3,544)	—	—	750	(2,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	484,087	—	—	—	484,087
Repayments under credit facility	(3,250)	—	—	—	(3,250)
Debt issuance costs	(2,488)	—	—	—	(2,488)
Minority capital contributions	300	—	—	—	300
Capital contributions	—	—	750	(750)	—
Redemption of membership interests and distributions	(505,157)	—	(3,949)	—	(509,106)

Net cash used in financing activities	(26,508)	—	(3,199)	(750)	(30,457)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	167	—	(242)	—	(75)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,080)	(94)	(4,713)	—	(9,887)
CASH AND CASH EQUIVALENTS — Beginning of period	14,665	195	8,563	—	23,423

CASH AND CASH EQUIVALENTS — End of period	$9,585	$101	$3,850	$—	$13,536

*	Eliminations include intercompany investments and management fees

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our expectation that the adoption of SFAS No. 123(R) will not have a material impact on our financial position, results of operations, or cash flows; our expectation that the adoption of SFAS No. 154 will not have a material effect on our consolidated financial position or results of operations; our belief that the final resolution of pending or threatened litigation is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; our expectation that commissions and interchange expenses will continue to increase, and that, in the balance of 2005, cost of revenues will increase at a rate faster than revenues; our expectation that gross profit for the second half of 2005 will be higher than in the comparable 2004 period; our estimate that, due to the amortization of our deferred tax asset, actual taxes paid on pretax income generated in the second quarter and first half of 2005 will be substantially lower than the provision for income taxes; our expectation that capital expenditures for 2005 will be between $6 million and $8 million; our intention to purchase the patent covering our “3-in-1 rollover” functionality from USA Payments for a purchase price of $10.0 million; our intention to use our revolving credit facility to provide ongoing working capital and for other general corporate purposes; our expectation that Holdings will complete an initial public offering of common stock; our intention to use $89.4 million of the net proceeds of Holdings’ initial public offering of common stock to redeem $82.3 million face amount of our senior subordinated notes at a redemption price of 108.75% of face amount; our expectation that excess net proceeds of Holdings’ initial public offering of common stock will be added to our cash and cash equivalents; our expectation that Holdings will issue a subordinated guarantee of our senior subordinated notes; our belief that borrowings under our secured credit facilities and operating cash flows will be adequate to meet our working capital, capital expenditure and debt service needs for the next twelve months and for the foreseeable future; our plan to seek additional financing through bank borrowings or debt or equity financings, if necessary; our belief that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; and our expectation that we will continue to pay interest on borrowings under our senior secured credit facilities based on LIBOR of various maturities.
      Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: unanticipated transactions involving the exchange of our equity for goods or services, such that the adoption of SFAS No. 123(R) materially impacts our financial position, results of operations, or cash flows; unanticipated future accounting changes or corrections of errors, such that the adoption of SFAS No. 154 materially impacts our consolidated financial position or results of operations; the uncertainty of the outcome of any pending or threatened litigation; the failure of card associations and networks to increase interchange fees or our success in negotiating commission rates that do not continue to increase such that our cost of revenues does not increase faster than our revenues; a downturn in the gaming industry, a decline in cardholder willingness to pay a fee for cash access or unfavorable changes in the cash access industry; unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our deferred tax asset; an unexpected need to purchase equipment or make other capital expenditures; our inability to consummate the purchase of the “3-in-1 rollover” patent due to the failure of Holdings to consummate an initial public offering; our inability to satisfy conditions precedent to our ability to borrow funds under our revolving credit facility or working capital needs in excess of our borrowing capacity under our revolving credit facility; unfavorable market conditions such that it is not feasible or no longer in the best interest of Holdings to complete an initial public offering of common stock; an unanticipated need to use the proceeds from Holdings’ initial public offering for purposes other than redeeming our senior subordinated notes or an opportunity to use such proceeds in a manner deemed to be more advantageous than redeeming the senior subordinated notes; a lack of excess net proceeds from Holdings’ initial public offering of common stock; the inability or refusal of Holdings to issue a subordinated guarantee of our senior subordinated notes; our inability to satisfy conditions precedent to our ability to borrow additional funds under our senior secured credit facilities or our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; unexpectedly high costs or a limited supply of equipment; an unanticipated change in interest rates.
      In addition to the risks and uncertainties identified above, our business, financial condition or operating results are also subject to a number of additional risks and uncertainties, including, but not limited to: our inability to maintain our current customers on favorable terms; our inability to enter new markets; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; an unexpectedly high level of chargebacks; our inability to compete effectively in the cash access products and related services market; unexpected increases in commissions paid to gaming establishments; our inability to anticipate the political and regulatory developments affecting growth in the gaming industry; our failure to comply with financial services regulations; unanticipated changes in consumer privacy laws; our inability to protect our intellectual property rights; our inability to keep pace with the changing technology, evolving industry standards and the introduction of new products and services; the occurrence of errors, failures or disruptions in and unauthorized access to our products and services and the networks and third-party services upon which our products and services are based; our inability to generate sufficient cash flow to service our indebtedness; unexpected changes in our leverage ratio, upon which the percentage of our excess cash flow that is required to be used to make additional payments of principal on our bank debt is based; a renegotiation or refinancing of our debt obligations that alters our debt service burden for a particular period; the loss of one of our financial services providers; actions taken by our technology partners or the failure of our technology partners to service our needs, which results in our decision to sever our relationships with them; our failure to renew our contracts with our top customers; our inability to manage our growth; our loss of key personnel; the loss of our sponsorship into the card associations; changes in the rules and regulations of the card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful.
      We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and risk factors listed in our Annual Report on Form 10-K (No. 333-117218) filed on March 10, 2005, Holdings’ Registration Statement on Form S-1 (No. 333-123514) filed on May 26, 2005 and our other filings with the Securities and Exchange Commission (SEC), including our Current Reports on Form 8-K.
Overview
      We are a provider of cash access products and related services to the gaming industry in the United States, the United Kingdom, Canada and the Caribbean. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash advances, point-of-sale (“POS”) debit cash advances, check cashing and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.
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
      In connection with our conversion from a limited liability company to a corporation for United States federal income tax purposes, we recognized deferred tax assets and liabilities from the expected tax consequences of differences between the book basis and tax basis of our assets and liabilities at the date of conversion into a taxable entity. Prior to our conversion to a corporation, we operated our business as a limited liability company that was treated as a “pass through” entity for United States federal income tax purposes, making our owners responsible for taxes on their respective share of our earnings. The pro forma information included within our consolidated statements of income reflect the expected tax effects had we operated our business through a taxable corporation during all periods presented.
Principal Sources of Revenues and Expenses
      We derive our revenues as follows:

Cash Advance. Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash advances and POS debit cash advances at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash advance or POS debit card transaction amount.

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

Operating Expenses. Operating expenses consist primarily of legal expenses, including legal settlements; salaries, wages and benefits; armored carrier expenses; telecommunications expenses; bank fees associated with the supply of cash for our ATMs; repair and maintenance expenses for our ATM and cash advance equipment.

Interest Income. We generate interest income on the amount of cash in our bank accounts and on cash that is deposited into accounts to settle our credit card cash advance and POS debit cash advances.

Interest Expense. Interest expense includes interest incurred on our senior secured credit facilities and our senior subordinated notes, and the amortization of deferred financing costs. Interest expense also includes the cash usage fees associated with the cash used in our ATM machines.

Income Tax. Our earnings are subject to taxation pursuant to the tax laws of the jurisdictions in which we operate. Prior to our conversion to a Delaware corporation, our domestic earnings were not subject to corporate taxation because we were organized as a Delaware limited liability company, a flow through entity. Subsequent to our conversion to a Delaware corporation, our domestic earnings have been subject to corporate taxation.

Minority Interest. We operate a cashless gaming joint venture with International Game Technology (“IGT”) through QuikPlay, LLC, a Delaware limited liability company, or QuikPlay, of which we own 60% of the equity interests and of which IGT owns 40% of the equity interests. The joint venture was formed to develop and market a cash access product that allows patrons to utilize a debit card to access cash directly at gaming machines. The minority interest shown on the consolidated financial statements reflects the addition to our net income of the 40% of QuikPlay’s losses that are attributable to IGT.

Three months ended June 30, 2005 compared to three months ended June 30, 2004
      The following table sets forth the unaudited condensed consolidated results of operations for the three months ended (amounts in thousands):

	Three Months Ended

	June 30, 2005		June 30, 2004

	$	%	$	%

REVENUES:
Cash advance	$57,933	51.5%	$50,352	51.5%
ATM	45,217	40.2%	39,051	40.0%
Check services	6,734	6.0%	5,682	5.8%
Central Credit and other revenues	2,576	2.3%	2,626	2.7%

Total revenues	112,460	100.0%	97,711	100.0%
COST OF REVENUES	76,112	67.7%	65,443	67.0%

GROSS PROFIT	36,348	32.3%	32,268	33.0%
Operating expenses	(12,163)	(10.8)%	(13,919)	(14.2)%
Amortization	(1,295)	(1.2)%	(1,410)	(1.4)%
Depreciation	(1,932)	(1.7)%	(1,995)	(2.0)%

OPERATING INCOME	20,958	18.6%	14,944	15.3%

INTEREST INCOME (EXPENSE), NET
Interest income	181	0.2%	295	0.3%
Interest expense	(10,828)	(9.6)%	(10,144)	(10.4)%

Total interest income (expense), net	(10,647)	(9.5)%	(9,849)	(10.1)%

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT AND MINORITY OWNERSHIP LOSS	10,311	9.2%	5,095	5.2%
INCOME TAX (PROVISION) BENEFIT	(3,712)	(3.3)%	209,245	214.1%

INCOME BEFORE MINORITY OWNERSHIP LOSS	6,599	5.9%	214,340	219.4%
MINORITY OWNERSHIP LOSS	44	0.0%	122	0.1%

NET INCOME	$6,643	5.9%	$214,462	219.5%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.1		$1.0
ATM	2.5		2.1
Check Warranty	$0.3		$0.2
Number of transactions completed (in millions):
Cash advance	2.3		2.2
ATM	14.7		13.1
Check warranty	1.2		1.1
Total Revenues
      Total revenues for the quarter ended June 30, 2005 were $112.5 million, an increase of $14.7 million, or 15.1%, as compared to the quarter ended June 30, 2004. This increase was primarily due to the reasons described below.

      Cash Advance. Cash advance revenue for the quarter ended June 30, 2005 was $57.9 million, an increase of $7.6 million, or 15.1%, as compared to the quarter ended June 30, 2004. This increase was primarily due to an 18.8% increase in POS debit card transaction revenue and a 14.7% increase in credit card cash advance revenue. The total amount of cash disbursed increased 13.1% from $1.01 billion to $1.15 billion and the number of transactions completed increased 5.6% from 2.2 million to 2.3 million. Revenue per cash advance transaction increased 9.0%, from $23.33 to $25.43.
      ATM. ATM revenue for the quarter ended June 30, 2005 was $45.2 million, an increase of $6.2 million, or 15.8%, as compared to the quarter ended June 30, 2004. The increase was primarily attributable to an 11.9% increase in the number of transactions from 13.1 million to 14.7 million. Revenue per ATM transaction increased 3.4% from $2.97 to $3.07. There was an 18.3% increase in the total amount of cash disbursed from $2.1 billion to $2.5 billion.
      Check Services. Check services revenue for the quarter ended June 30, 2005 was $6.7 million, an increase of $1.1 million, or 18.5%, as compared to the quarter ended June 30, 2004. The face amount of checks warranted increased 22.3% from $229.0 million to $280.1 million. The number of checks warranted increased 11.1% from 1.07 million to 1.19 million, while the average face amount per check warranted increased from $214.10 to $235.65. Check warranty revenue as a percent of face amount warranted was 2.27% in the 2005 quarter as compared to 2.42% for the quarter ended June 30, 2004, and revenue per check warranty transaction increased 3.5% from $5.17 to $5.35.
      Central Credit and Other. Central Credit and other revenues for the quarter ended June 30, 2005, were $2.58 million, a decrease of $50 thousand, or 1.9%, from $2.63 million in the quarter ended June 30, 2004.
Costs and Expenses
      Cost of Revenues. Cost of revenues increased 16.3% from $65.4 million to $76.1 million. The largest component of cost of revenues is commissions, and commissions increased 11.8% in the 2005 quarter as contracts were signed or renewed at higher commission rates than experienced in the 2004 quarter. The second-largest component of cost of revenues is interchange; interchange expenses increased 24.4%. Warranty expenses increased 45.1%. We expect that commissions and interchange will continue to increase, and we expect that for the final two quarters of 2005 cost of revenues will increase at a rate faster than revenues.
      Primarily as a result of the factors described above, gross profit increased 12.6%, from $32.3 million to $36.3 million. We expect that, even though cost of revenues will grow more rapidly than revenues, gross profit for the final two quarters of 2005 will be higher than in the comparable 2004 period.
      Operating Expenses. Operating expenses for the quarter ended June 30, 2005 were $12.2 million, a decrease of $1.8 million, or 12.6%, as compared to the quarter ended June 30, 2004. Operating expenses in the 2004 quarter included $4.1 million in expenses we consider non-recurring in nature. Excluding these unusual expenses, operating expenses in the 2004 quarter would have been $9.8 million. As compared to this amount, operating expenses in the second quarter of 2005 increased $2.4 million, or 24.5%. The increase in operating expenses in the 2005 quarter is primarily attributable to increased legal expenses incurred in connection with the Company’s patent infringement suit against US Bancorp and Certegy, expenses associated with the operation of the Company’s ATMs, and expenses incurred in connection with the Company’s efforts to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
      Depreciation and Amortization. Depreciation expense for the quarter ended June 30, 2005 was $1.9 million, a decrease of $0.1 million, or 3.2% compared to the 2004 quarter. Amortization expense, which relates principally to computer software and customer contracts, decreased from $1.4 million to $1.3 million, as a result of some capitalized software projects becoming fully amortized.
      Primarily as a result of the factors described above, operating income for the quarter ended June 30, 2005 was $21.0 million, an increase of $6.0 million, or 40.2%, as compared to the quarter ended June 30, 2004.
      Interest Income (Expense), Net. Interest income was $181 thousand in the second quarter of 2005, a decrease of 38.6% from the second quarter of 2004, due primarily to lower cash balances in the second quarter of 2005 resulting from $31.5 million of debt repayment made on March 31, 2005. Interest expense for the quarter ended June 30, 2005, was $10.8 million, an increase of $0.7 million, or 6.7%, as compared to June 30, 2004. Higher interest rates on our senior secured credit facilities more than offset lower average borrowings in the second quarter of 2005. Interest expense on borrowings (including amortization of deferred financing costs) was $8.6 million in the 2005 quarter as compared to $8.4 million in the 2004 quarter. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $2.2 million in the second quarter of 2005 as compared to $1.8 million in the same quarter of 2004. The increase resulted principally from higher levels of the interest rates upon which the cash usage fee is based.
      Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $10.3 million for the quarter ended June 30, 2005, an increase of $5.2 million, or 102.4%, as compared to the 2004 quarter.
      Income Tax. On June 7, 2004, the Company changed its tax status from a limited liability company to a taxable corporation organized under the laws of Delaware. United States income tax obligations for the period prior to June 7, 2004 were passed through to its members and we recorded a provision for such taxes. In accordance with generally accepted accounting principles, upon conversion to a taxable entity the Company recorded an income tax benefit to establish a net deferred tax asset attributed to differences between the financial reporting and the income tax basis of assets and liabilities. The effect of these differences resulted in us recording an initial income tax benefit of $210.6 million for the three months ended June 30, 2004. The provision for income taxes in the second quarter of 2005 represents our estimate of the effective tax rate for the year of 36%. Due to the amortization of our deferred tax asset, actual cash taxes paid on pretax income generated in the second quarter of 2005 will be substantially lower than the provision.
      Primarily as a result of the foregoing, income before minority ownership loss was $6.6 million for the quarter ended June 30, 2005, a decrease of $207.7 million, or 96.9%, as compared to the 2004 quarter.
      Minority Ownership Loss. Minority ownership loss attributable to QuikPlay, LLC for the quarter ended June 30, 2004 was $44 thousand in the second quarter of 2005 as compared to $122 thousand in the comparable period of 2004.
      Primarily as a result of the foregoing, net income was $6.6 million for the quarter ended June 30, 2005, a decrease of $207.8 million as compared to the 2004 quarter.

Six months ended June 30, 2005 compared to six months ended June 30, 2004
      The following table sets forth the unaudited condensed consolidated results of operations for the three months ended (amounts in thousands):

	Six Months Ended

	June 30, 2005		June 30, 2004

	$	%	$	%

REVENUES:
Cash advance	$114,710	51.6%	$100,807	51.7%
ATM	88,989	40.1%	77,382	39.7%
Check services	13,043	5.9%	11,520	5.9%
Central Credit and other revenues	5,383	2.4%	5,372	2.8%

Total revenues	222,125	100.0%	195,081	100.0%
COST OF REVENUES	148,709	66.9%	130,383	66.8%

GROSS PROFIT	73,416	33.1%	64,698	33.2%
Operating expenses	(24,044)	(10.8)%	(24,872)	(12.7)%
Amortization	(2,659)	(1.2)%	(2,849)	(1.5)%
Depreciation	(3,884)	(1.7)%	(3,964)	(2.0)%

OPERATING INCOME	42,829	19.3%	33,013	16.9%

INTEREST INCOME (EXPENSE), NET
Interest income	633	0.3%	589	0.3%
Interest expense	(21,760)	(9.8)%	(13,241)	(6.8)%

Total interest income (expense), net	(21,127)	(9.5)%	(12,652)	(6.5)%

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT AND MINORITY OWNERSHIP LOSS	21,702	9.8%	20,361	10.4%
INCOME TAX (PROVISION) BENEFIT	(7,813)	(3.5)%	208,082	106.7%

INCOME BEFORE MINORITY
OWNERSHIP LOSS	13,889	6.3%	228,443	117.1%
MINORITY OWNERSHIP LOSS	94	0.0%	122	0.1%

NET INCOME	$13,983	6.3%	$228,565	117.2%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$2.3		$2.1
ATM	4.8		4.1
Check Warranty	$0.5		$0.5
Number of transactions completed (in millions):
Cash advance	4.6		4.4
ATM	29.1		26.1
Check warranty	2.3		2.2
Total Revenues
      Total revenues for the six months ended June 30, 2005 were $222.1 million, an increase of $27.0 million, or 13.9%, as compared to the six months ended June 30, 2004. This increase was primarily due to the reasons described below.

      Cash Advance. Cash advance revenue for the six months ended June 30, 2005 was $114.7 million, an increase of $13.9 million, or 13.8%, as compared to the six months ended June 30, 2004. This increase was primarily due to a 28.2% increase in POS debit card transaction revenue and a 12.3% increase in credit card cash advance revenue. The total amount of cash disbursed increased 11.0% from $2.05 billion to $2.28 billion and the number of transactions completed increased 5.1% from 4.4 million to 4.6 million. Revenue per cash advance transaction increased 8.3%, from $23.12 to $25.03.
      ATM. ATM revenue for the six months ended June 30, 2005 was $89.0 million, an increase of $11.6 million, or 15.0%, as compared to the six months ended June 30, 2004. The increase was primarily attributable to an 11.3% increase in the number of transactions from 26.1 million to 29.1 million. Revenue per ATM transaction increased 3.4% from $2.96 to $3.06. There was a 17.5% increase in the total amount of cash disbursed from $4.1 billion to $4.8 billion.
      Check Services. Check services revenue for the six months ended June 30, 2005 was $13.0 million, an increase of $1.5 million, or 13.2%, as compared to the six months ended June 30, 2004. The face amount of checks warranted increased 16.4% from $461.8 million to $537.3 million. The number of checks warranted increased 7.1% from 2.15 million to 2.30 million, while the average face amount per check warranted increased from $214.62 to $233.13. Check warranty revenue as a percent of face amount warranted was 2.30% in the 2005 period as compared to 2.42% for the six months ended June 30, 2004, and revenue per check warranty transaction increased 3.1% from $5.20 to $5.36.
      Central Credit and Other. Central Credit and other revenues for the six months ended June 30, 2005, were $5.38 million, essentially unchanged from $5.37 million as compared to the six months ended June 30, 2004.
Costs and Expenses
      Cost of Revenues. Cost of revenues increased 14.1% from $130.4 million to $148.7 million. The largest component of cost of revenues is commissions, and commissions increased 10.0% in the 2005 period as contracts were signed or renewed at higher commission rates than experienced in the 2004 period. The second-largest component of cost of revenues is interchange; interchange expenses increased 23.6%. Warranty expenses increased 26.7%. We expect that commissions and interchange will continue to increase, and we expect that in the balance of 2005 cost of revenues will increase at a rate faster than revenues.
      Primarily as a result of the factors described above, gross profit increased 13.5%, from $64.7 million to $73.4 million. We expect that, even though cost of revenues will grow more rapidly than revenues, gross profit for the final two quarters of 2005 will be higher than in the comparable 2004 period.
      Operating Expenses. Operating expenses for the six months ended June 30, 2005 were $24.0 million, a decrease of $0.8 million, or 3.3%, as compared to the six months ended June 30, 2004. Operating expenses in the 2004 period included $6.1 million in expenses we consider non-recurring in nature. Excluding these unusual expenses, operating expenses in the 2004 period would have been $18.8 million. As compared to this amount, operating expenses in the first six months of 2005 increased $5.2 million, or 27.8%. The increase in operating expenses in the 2005 period is primarily attributable to increased legal expenses incurred in connection with the Company’s patent infringement suit against US Bancorp and Certegy, expenses associated with the operation of the Company’s ATMs, and expenses incurred in connection with the Company’s efforts to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
      Depreciation and Amortization. Depreciation expense for the six months ended June 30, 2005 was $3.9 million, a decrease of $0.1 million, or 2.0% compared to the 2004 period. Amortization expense, which relates principally to computer software and customer contracts, decreased from $2.8 million to $2.7 million, as a result of some capitalized software projects becoming fully amortized.
      Primarily as a result of the factors described above, operating income for the six months ended June 30, 2005 was $42.8 million, an increase of $9.8 million, or 29.7%, as compared to the six months ended June 30, 2004.

      Interest Income (Expense), Net. Interest income was $633 thousand in the first six months of 2005, an increase of 7.5% from the first six months of 2004, due primarily to higher prevailing interest rates and higher cash balances on the average for the 2005 period compared to the 2004 period. Interest expense for the six months ended June 30, 2005, was $21.8 million, an increase of $8.5 million, or 64.3%, as compared to the six months ended June 30, 2004. The increase is primarily due to the borrowings incurred in March 2004 in connection with the Recapitalization. Interest expense on borrowings (including amortization of deferred financing costs) was $17.5 million in the 2005 period as compared to $10.4 million in the 2004 period. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $4.2 million in the first six months of 2005 as compared to $2.8 million in the same period of 2004. The increase resulted principally from higher levels of the interest rates upon which the cash usage fee is based.
      Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $21.7 million for the six months ended June 30, 2005, an increase of $1.3 million, or 6.6%, as compared to the prior period.
      Income Tax. On June 7, 2004, the Company changed its tax status from a limited liability company to a taxable corporation organized under the laws of Delaware. United States income tax obligations for the period prior to June 7, 2004, were passed through to our members and we recorded no provision for such taxes. In accordance with generally accepted accounting principles, upon conversion to a taxable entity the Company recorded an income tax benefit to establish a net deferred tax asset attributed to differences between the financial reporting and the income tax basis of assets and liabilities. The effect of these differences resulted in us recording an initial income tax benefit of $210.6 million for the six months ended June 30, 2004. The provision for income taxes in the first half of 2005 represents our estimate of the effective tax rate for the year of 36%. Due to the amortization of our deferred tax asset, actual cash taxes paid on pretax income generated in the first half of 2005 will be substantially lower than the provision.
      Primarily as a result of the foregoing, income before minority ownership loss was $13.9 million for the six months ended June 30, 2005, a decrease of $214.6 million, or 93.9%, as compared to the 2004 period.
      Minority Ownership Loss. Minority ownership loss attributable to QuikPlay, LLC was $94 thousand in the first six months of 2005 as compared to $122 thousand in the comparable period of 2004.
      Primarily as a result of the foregoing, net income was $14.0 million for the six months ended June 30, 2005, a decrease of $214.6 million as compared to the 2004 period.
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
      The following table summarizes our cash flows for the six months ended June 30, 2005 and 2004, respectively (amounts in thousands):

	Six Months Ended

	June 30,	June 30,
	2005	2004

Net cash provided by operating activities	$16,516	$23,439
Net cash used in investing activities	(3,104)	(2,794)
Net cash used in financing activities	(33,396)	(30,457)
Net effect of exchange rate changes on cash and cash equivalents	75	(75)

Net decrease in cash and cash equivalents	(19,909)	(9,887)
Cash and cash equivalents, beginning of period	48,877	23,423

Cash and cash equivalents, end of period	$28,968	$13,536

      Our principal source of liquidity is cash flows from operating activities, which were $16.5 million and $23.4 million, for the six months ended June 30, 2005 and 2004, respectively. Our cash from operating activities was lower in the first half of 2005 than in the comparable 2004 period due to several factors. First, net income in the first half of 2005 was lower than net income (excluding the one-time income tax benefit) in the first half of 2004 due to higher levels of interest expense and income taxes in the 2005 period. Second, accrued expenses in the first half of 2005 increased only $1.4 million as compared to an increase of $10.9 million in the 2004 period.
      Our cash flows from operating activities are influenced by changes in settlement receivables and the timing of payments related to settlement liabilities. As a result, our cash flows from operating activities have changed and may in the future change substantially based upon the timing of our settlement liability payments. We calculate our net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities. The following table presents our net cash position as of June 30, 2005 and December 31, 2004 (amounts in thousands):

	June 30,	December 31,
	2005	2004

Cash and cash equivalents	$28,968	$48,877
Settlement receivables	19,812	30,357
Settlement liabilities	(24,219)	(42,192)

Net cash position	$24,561	$37,042

      Net cash used in investing activities totaled $3.1 million and $2.8 million for the six months ended June 30, 2005 and 2004, respectively. Included in net cash used in investing activities were funds spent on software development in the amounts of $0.2 million and $0.2 million, funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $2.7 million and $1.6 million and funds spent on non-compete agreements of $0.2 million and $1.0 million for the six months ended June 30, 2005 and 2004, respectively. We have met our capital requirements to date through cash flows from operating activities. We currently expect that capital expenditures in 2005 will be between $6 million and $8 million. In addition, the Company has committed to purchase the “3-in-1 rollover” patent from USA Payments for a price of $10 million, conditioned upon and out of the net proceeds of a contemplated initial public offering of common stock by Holdings.
      Net cash used in financing activities was $33.4 million and $30.5 million for the six months ended June 30, 2005 and 2004, respectively. In the six months ended June 30, 2005 and 2004, we repaid $34.3 million and $3.3 million of principal on our credit facilities. In the six months ended June 30, 2004, the net cash used is principally the result of $481.5 million in net borrowings (which includes payments for debt issuance costs) and $509.1 million of distributions on or redemptions of membership interests in connection with the Recapitalization.

Indebtedness
      On March 10, 2004 we entered into senior secured credit facilities arranged by Banc of America Securities LLC with Bank of America, N.A. as administrative agent in an aggregate principal amount of $280.0 million, consisting of a five-year revolving credit facility of $20.0 million and a six-year term loan facility of $260.0 million. Proceeds of the term loan under the senior secured credit facilities were used to finance in part the Recapitalization and to pay related fees and expenses. The revolving credit facility may be used to provide ongoing working capital and for other general corporate purposes. Amounts available under this revolving credit were reduced by $3.1 million of letters of credit outstanding at June 30, 2005. The terms of our senior secured credit facilities require that a significant portion of our excess cash flow be devoted to reducing amounts outstanding under these facilities. Under the terms of our senior secured credit facilities we are required to maintain financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our allowable capital expenditures. We believe we were in compliance with all of our debt covenants that were applicable as of June 30, 2005.

      On April 14, 2005, we entered into an Amended and Restated Credit Agreement pursuant to which some of the terms in our original credit agreement were modified. Among other things, the Amended and Restated Credit Agreement and related documents provide the following.

•	The Applicable Margin over LIBOR on which our interest expense is based was reduced from 275 basis points to 225 basis points, with further reductions possible dependent on our leverage ratio and credit ratings. Until April 14, 2006, we will be required to pay as a fee to Banc of America Securities, our agent with respect to the Amended Agreement, 50% of the savings in interest expense between what we would have paid under the terms of the original credit facility and what we actually pay. This fee will be included in interest expense in our financial statements.

•	The Excess Cash Flow Sweep percentage reduces from 75% to 50% at leverage levels below 4.25x and is eliminated at leverage levels below 3.0x.

•	The requirement to devote 50% of the net proceeds on a Qualifying IPO to prepay borrowings under the Term Loan is eliminated.

•	The Company must use net proceeds from a Qualifying IPO to redeem up to 35% of the senior subordinated notes at the redemption price specified in the Indenture governing the notes.

•	Capital expenditures may not exceed $8 million per annum.

Other Liquidity Needs and Resources
      On March 22, 2005, Holdings filed a Registration Statement on Form S-1 with the Securities and Exchange Commission and announced its intention to complete an initial public offering of common stock. Amendment No. 1 to that Registration Statement was filed on May 26, 2005. In that Registration Statement on Form S-1, as amended by Amendment No. 1 thereto, Holdings disclosed its intent to sell $110 million of newly issued common stock. Under the terms of our credit facilities, the net proceeds of this offering must be immediately contributed from Holdings into us. Holdings intends to cause us to apply $10 million of the net proceeds to purchase the “3-in-1 rollover” patent from USA Payments, and to use $89.4 million of the net proceeds to redeem $82.25 million face amount of our senior subordinated notes at a redemption price of 108.75% of face amount. The excess net proceeds, if any, from the offering will be added to our cash and cash equivalents. In addition, Holdings has also proposed to issue a subordinated guarantee of our senior subordinated notes.
      Bank of America, N.A. supplies us with currency needed for normal operating requirements of our ATMs pursuant to a treasury services agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by the average London Interbank Offered Rate, or LIBOR, for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of June 30, 2005, the rate in effect, inclusive of the 25 basis points margin, was 3.50%, and the currency supplied by Bank of America, N.A. pursuant to this agreement was $279.8 million.
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
      Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to QuikPlay. Our obligation to invest additional capital in QuikPlay is conditioned upon capital calls, which are in our sole discretion. As of June 30, 2005, we had invested a total of $3.7 million in QuikPlay.
      We believe that borrowings available under our senior secured credit facilities, together with our anticipated operating cash flows will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the notes and under our senior secured credit facilities for the next 12 months and for the foreseeable future. Although no additional financing other than the initial public offering by Holdings is currently contemplated, we may seek, if necessary or otherwise advisable and to the extent permitted under the indenture governing the notes and the terms of the senior secured credit facilities, additional financing through bank borrowings or public or private debt or equity financings. We cannot assure you that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. The terms of any additional debt or equity financing that we may obtain in the future could impose additional limitations on our operations and/or management structure. We also cannot assure you that the estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

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

Critical Accounting Policies
      The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. There were no newly identified significant accounting estimates in three and six months ended June 30, 2005, nor were there any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed on March 10, 2005.

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
      Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to a treasury services agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of June 30, 2005, the rate in effect, inclusive of the 25 basis points margin, was 3.5% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $279.8 million. Based upon the average outstanding amount of currency to be supplied by Bank of America, N.A. pursuant to this agreement during the first six months of 2005, which was $254.5 million, each 1% change in the applicable LIBOR rate would have a $2.5 million impact on income before taxes and minority ownership loss over a 12-month period. Currency for the normal operating requirements of our foreign ATMs is supplied by the gaming establishments in which those ATMs are located.
      Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. Our interest expense on these credit facilities is the applicable LIBOR rate plus a margin of 225 basis points for the term loan portion and LIBOR plus 250 basis points for the revolving credit portion. The margin for the term loan portion may decrease if our leverage ratio, as defined, decreases. At June 30, 2005, we had $0 drawn under the revolving credit portion and we had $209.0 million outstanding under the term loan portion at an interest rate, including the margin, of 5.6%. Based upon the outstanding balance on the term loan of $209.0 million on June 30, 2005, each 1% increase in the applicable LIBOR rate would add an additional $2.1 million of interest expense over a 12-month period.

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

ITEM 6.	EXHIBITS

Exhibits

10	.1(1)	Amended and Restated Credit Agreement, dated as of April 13, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/ C Issuer.

10	.2(1)	Consent and Waiver, dated as of April 11, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent.

31.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated August 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated August 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated August 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated August 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit to the Current Report of Global Cash Access, Inc. on Form 8-K (File No. 333-117218) filed with the SEC on April 15, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CASH ACCESS, INC.
(Registrant)

/s/ Harry C. Hagerty

Harry C. Hagerty
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer
and as Chief Accounting Officer)
(Date) August 11, 2005

EXHIBIT INDEX

10	.1(1)	Amended and Restated Credit Agreement, dated as of April 13, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/ C Issuer.

10	.2(1)	Consent and Waiver, dated as of April 11, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent.

31.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated August 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated August 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated August 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated August 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit to the Current Report of Global Cash Access, Inc. on Form 8-K (File No. 333-117218) filed with the SEC on April 15, 2005.