Form 10-Q
period 2005-09-30
Global Cash Access, Inc.
filed 2005-11-14
CIK 1296347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file no 001-32622
GLOBAL CASH ACCESS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-0723270 (I.R.S. Employer I.D. No.)

3525 EAST POST ROAD SUITE 120 LAS VEGAS, NEVADA (Address of Principal Executive Offices)	89120 (Zip Code)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 10, 2005, there were 81,553,568 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$137,272	$49,577
Settlement receivables	18,917	30,357
Receivables, other	3,876	4,641
Prepaid and other assets	14,405	13,725
Property, equipment and leasehold improvements, net	9,028	10,341
Goodwill, net	156,752	156,733
Other intangibles, net	23,278	16,546
Deferred income taxes, net	205,343	214,705

Total assets	$568,871	$496,625

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Settlement liabilities	$19,952	$42,192
Accounts payable	20,160	20,617
Accrued expenses	10,124	12,258
Borrowings	441,178	478,250

Total liabilities	491,414	553,317

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	211	87

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock — series A, $0.001 par value, 500,000 shares and 39,325 shares authorized and 80,500 and 31,775 shares outstanding at September 30, 2005 and December 31, 2004, respectively	81	32
Common stock — series B, $0.001 par value, 0 shares and 13,000 shares authorized and 0 and 400 shares outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Convertible preferred stock — series A, $0.001 par value, 50,000 shares and 97,500 shares authorized and 0 shares and 31,720 shares outstanding at September 30, 2005 and December 31, 2004, respectively	—	32
Convertible preferred stock — series B, $0.001 par value, 0 shares and 13,000 shares authorized and 0 shares and 7,605 shares outstanding at September 30, 2005 and December 31, 2004, respectively	—	8
Additional paid in capital	115,679	—
Accumulated deficit	(40,330)	(58,801)
Accumulated other comprehensive income	1,816	1,950

Total stockholders’ equity (deficit)	77,246	(56,779)

Total liabilities and stockholders’ equity (deficit)	$568,871	$496,625

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Cash advance	$60,298	$55,798	$175,009	$156,605
ATM	46,572	41,218	135,561	118,600
Check services	7,088	6,478	20,131	17,998
Central Credit and other revenues	2,637	2,676	8,020	8,049

Total revenues	116,595	106,170	338,721	301,252
COST OF REVENUES	81,305	71,552	230,014	201,935

GROSS PROFIT	35,290	34,618	108,707	99,317
Operating expenses	(14,118)	(9,565)	(38,162)	(34,437)
Amortization	(1,267)	(1,427)	(3,926)	(4,276)
Depreciation	(1,735)	(1,981)	(5,619)	(5,945)

OPERATING INCOME	18,170	21,645	61,000	54,659

INTEREST INCOME (EXPENSE), NET
Interest income	368	384	1,001	973
Interest expense	(11,651)	(9,608)	(33,411)	(22,849)

Total interest income (expense), net	(11,283)	(9,224)	(32,410)	(21,876)

INCOME BEFORE INCOME TAX (PROVISION)
BENEFIT AND MINORITY OWNERSHIP LOSS	6,887	12,421	28,590	32,783
INCOME TAX (PROVISION) BENEFIT	(2,464)	(5,763)	(10,277)	202,319

INCOME BEFORE MINORITY OWNERSHIP LOSS	4,423	6,658	18,313	235,102
MINORITY OWNERSHIP LOSS	63	36	156	158

NET INCOME	4,486	6,694	18,469	235,260
Foreign currency translation	131	79	(133)	(125)
Income tax (provision) benefit related to other comprehensive income items	(47)	(28)	48	45

COMPREHENSIVE INCOME	$4,570	$6,745	$18,384	$235,180

Earnings per share
Basic	$0.12	$0.21	$0.55	$7.31

Diluted	$0.06	$0.09	$0.26	$3.29

Weighted average number of common shares outstanding
Basic	36,377	32,175	33,591	32,175
Diluted	72,500	71,500	71,980	71,500
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,469	$235,260
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	1,494	1,124
Amortization of intangibles	3,926	4,276
Depreciation	5,619	5,945
Loss on disposal of assets	45	179
Bad debt expense	1,100	—
Deferred income taxes	9,362	(203,982)
Minority ownership loss	(156)	(158)
Changes in operating assets and liabilities:
Settlement receivables	11,296	5,145
Receivables, other	(1,708)	336
Prepaid and other assets	(1,941)	(653)
Settlement liabilities	(22,085)	(7,670)
Accounts payable	(430)	56
Accrued expenses	(2,570)	6,068

Net cash provided by operating activities	22,421	45,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(4,345)	(1,704)
Purchase of other intangibles	(10,665)	(1,298)

Net cash used in investing activities	(15,010)	(3,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	484,087
Repayments under credit facility	(37,072)	(6,500)
Debt issuance costs	(132)	(2,851)
Proceeds from sale of stock	117,180	—
Minority capital contributions	280	300
Redemption of membership interests and distributions to partners	—	(508,587)

Net cash provided by (used in) financing activities	80,256	(33,551)

(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$28	$(223)

NET INCREASE IN CASH AND CASH EQUIVALENTS	87,695	9,150

CASH AND CASH EQUIVALENTS — Beginning of period	49,577	23,423

CASH AND CASH EQUIVALENTS — End of period	$137,272	$32,573

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$36,528	$16,883

Cash paid for income taxes, net of refunds	$2,324	$78

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Contribution related to forgiveness of related party payable	$—	$964

Distribution related to forgiveness of related party receivable	$—	$3,166

Debt issuance costs treated as a reduction of credit facility proceeds	$—	$10,913

Conversion of preferred series A and series B and common series B into common series A	$40	$—

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BUSINESS AND BASIS OF PRESENTATION
Business — Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (“GCA”). Unless otherwise indicated, the terms “the Company,” “we,” “us” and “our” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries (“Holdings”). Holdings was formed on February 4, 2004, to hold all of the outstanding capital stock of GCA and to guarantee the obligations under GCA’s senior secured credit facilities. The accompanying condensed consolidated financial statements present the operations of the Company as-if Holdings had been in existence for all periods presented.
GCA is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries. GCA’s subsidiaries are: CashCall Systems, Inc. (“CashCall”), Global Cash Access (BVI), Inc. (“BVI”), GCA Access Card, Inc. (“GCA Card”), Global Cash Access Switzerland, Ltd. (“Swiss Co”) and QuikPlay, LLC (“QuikPlay”).
The Company also owns and operates one of the leading credit reporting agencies in the gaming industry, Central Credit, LLC (“Central”), and provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central operates in both international and domestic gaming markets.
The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its consolidated subsidiaries: GCA, CashCall, Central, BVI, GCA Card, Swiss Co and QuikPlay.
Basis of Presentation — The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within Holdings’ Registration Statement on Form 424B4 filed on September 23, 2005.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The unaudited condensed consolidated financial statements presented for the three and nine months ended September 30, 2005 and 2004 and as of December 31, 2004 include the accounts of Global Cash Access Holdings, Inc., and its subsidiaries. CashCall was contributed into the Company on March 10, 2004. The financial statements include CashCall as a combined entity for the period prior to its contribution on March 10, 2004.

All significant intercompany transactions and balances have been eliminated in consolidation.
Earnings Applicable to Common Stock — In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock, which consists of convertible preferred stock and assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding — basic	36,377	32,175	33,591	32,175
Potential dilution from conversion of preferred shares	35,905	39,325	38,173	39,325
Potential dilution from equity grants	218	—	216	—

Weighted average common shares outstanding — diluted	72,500	71,500	71,980	71,500

Stock-Based Compensation — As permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, the Company continues to apply the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation. Accordingly, the intrinsic value method is used to determine the compensation expense that is to be recognized.
In the three and nine months ended September 30, 2005, options to purchase 0.3 million and 3.5 million shares, respectively, of Holdings’ Class A Common Stock were issued to employees and directors of the Company. As all options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant, no compensation expense has been recorded related to these grants. There were options to purchase 0.7 million shares granted in the three and nine months ended September 30, 2004.
The following table illustrates the effect on net income if the Company had applied the fair-value recognition provisions of SFAS No. 123 to the options granted for the three and nine months ended September 30, 2005 and 2004, respectively (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$4,486	$6,694	$18,469	$235,260
Less: total stock-based compensation determined under fair-value based method for all awards, net of tax	(998)	(41)	(2,821)	(41)

Pro forma net income	$3,488	$6,653	$15,648	$235,219

Pro forma earnings per share
Basic	$0.10	$0.21	$0.47	$7.31

Diluted	$0.05	$0.09	$0.22	$3.29

Pro forma weighted average number of common shares outstanding
Basic	36,377	32,175	33,591	32,175
Diluted	72,500	71,500	71,980	71,500
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
On July 14, 2005, the FASB issued an Exposure Draft, Accounting for Uncertain Tax Positions, that would interpret SFAS No. 109, Accounting for Income Taxes. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a probable recognition threshold for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effect of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. The Company is currently reviewing the provisions of the Exposure Draft to determine the impact it may have. The proposal, if issued, will not be effective for 2005.
3.	ATM FUNDING AGREEMENTS
Bank of America Amended Treasury Services Agreement — On March 8, 2004, the Company entered into an Amendment of the Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. The cash usage interest rate in effect at September 30, 2005 was 4.0%.
Site Funded ATMs — GCA operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. As of September 30, 2005 and December 31, 2004, GCA operated 153 and 122 ATMs, respectively, that were site funded.
4.	OTHER INTANGIBLES
On September 29, 2005, GCA paid $10.0 million to USA Payments to acquire the patent covering the “3-in-1 rollover” functionality on ATMs. The patent will expire in January 2018 and will be amortized over the life of the patent.
5.	COMMITMENTS AND CONTINGENCIES
Pursuant to the terms of the Company’s Amended and Restated Credit Agreement, the Company is required to redeem 35% of the outstanding principal amount of its senior subordinated notes out of the proceeds of its initial public offering of common stock. The principal amount of notes to be redeemed is $82.25 million, and the indenture governing the notes specifies a redemption premium of 8.75% of principal amount, for a total redemption price of approximately $89.4 million. In compliance with the terms of the Indenture, on September 30, 2005, the Company gave the trustee a notice of its intention to redeem $82.25 million in principal amount of the notes at the applicable redemption price. As described below in Note 9 — Subsequent Events, the Company completed the redemption on October 31, 2005.
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
6.	BORROWINGS
Senior Secured Credit Facility — In April 2005, GCA and Holdings entered into an Amended and Restated Credit Facility (the “Amended Credit Facility”). The term loan portion of the Amended Credit Facility amortizes at a rate of $2.8 million per quarter beginning with the quarter ending June 30, 2005 continuing through the quarter ending March 31, 2009 with the remaining balance to be repaid in equal quarterly installments of $41.8 million from June 30, 2009 through March 31, 2010. In addition, the Company is required to make additional principal payments (within 100 days of the end of every fiscal year) based upon an applicable percentage of the excess cash flow, as defined in the Amended Credit Facility. The applicable percentage is 75% at leverage levels (as determined at the end of the applicable fiscal year) greater than or equal to 4.25 times earnings before interest, taxes, depreciation and amortization (“EBITDA”), 50% at leverage levels less than 4.25 times EBITDA, and 0% at leverage levels below 3.0 times EBITDA.
Borrowings under the Amended Credit Facility bear interest, at the Company’s option, at either i) a base rate plus an applicable margin or ii) LIBOR plus an applicable margin. For the term loan portion of the Amended Credit Facility the applicable margin for LIBOR loans is 2.25% while the applicable margin for base rate loans is 1.25%. Further reductions in the applicable margin for term loans are possible based upon the Company’s leverage ratio and credit ratings. The revolving portion of the Amended Credit Facility has an applicable margin for LIBOR loans of 2.25% while base rate loans have an applicable margin of 1.50%. The applicable margin for both the term loan and revolving portion of the Amended Credit Facility may be adjusted from time-to-time based upon the Company’s leverage ratio, provided that the applicable margins for base rate loans will always be 1% less than the applicable margins for LIBOR loans.
In the nine months ended September 30, 2005, the Company made repayments of $37.1 million on the term loan. Under the terms of our Amended Credit Facility we are required to maintain financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our allowable capital expenditures. The Company believes it was in compliance with all of its debt covenants as of September 30, 2005.
As of September 30, 2005, the Company had $0.1 million in letters of credits issued and outstanding, which reduced amounts available under the revolving portion of the Amended Credit Facility.
7.	RELATED PARTY TRANSACTIONS
M&C International (“M&C”) is the owner of approximately 30.1% of the outstanding equity interests of Holdings. Bank of America Corporation owns approximately 3.8% of the equity interests of Holdings.
The Company made payments for software development costs and system maintenance to Infonox on the Web, a company controlled by the principals of M&C, during each of the periods presented. The software development costs are capitalized and reflected in intangible assets in the unaudited condensed consolidated balance sheets and the system maintenance is classified in operating expenses in the unaudited condensed consolidated statements of income.
The Company made payments for transaction processing services to USA Payments, a company controlled by the principals of M&C. The processing payments have been reflected in cost of revenues and operating expenses in the unaudited condensed consolidated statements of income. Additionally, USA Payments provides pass through invoices related mainly to gateway fees and other processing charges incurred on behalf of the Company from unrelated third parties; these expenses are also classified as part of cost of revenues.
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
In April 2005, Banc of America Securities LLC, an affiliate of Bank of America Corporation, acted as financial advisor to the Company in connection with the Amended Credit Facility. As a fee for those services, we are obligated to pay Banc of America Securities 50% of the difference between the interest expense we pay under the Amended Credit Facility and what we would have paid under the prior credit facility. Our obligation to pay this fee ends in April 2006. During the three and nine months ended September 30, 2005, the Company incurred $0.1 million and $0.2 million, respectively, in fees related to the financial advisory services provided by Banc of America Securities LLC.

The following table represents the transactions with related parties for the three and nine months ended September 30, 2005 and 2004 (amounts in thousands):

		Three Months Ended		Nine Months Ended
Name of		September 30,		September 30,
Related Party	Description of Transaction	2005	2004	2005	2004

M&C Affiliates:

Infonox on the Web	Software development costs and maintenance expense included in operating expenses and other intangibles, net	$350	$350	$1,171	$1,100

USA Payments	Transaction processing charges included in cost of revenues	667	640	2,190	1,910

USA Payments	Pass through billing related to gateway fees, telecom and other items included in cost of revenues and operating expenses	314	343	917	1,268

Bank of America, N.A.:

Bank of America, N.A.	Bank fees and cash preparation fees for cash accounts maintained included within operating expenses	455	555	1,321	746

Bank of America, N.A.	Cash usage fee included within interest expense	$2,837	$1,265	$7,058	$1,493
The following table details the amounts due from (to) these related parties that are recorded as part of receivables, other, accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2005	2004
M&C and related companies	$45	$45
Bank of America, N.A.	38	6

Total included within receivables, other	$83	$51

USA Payments	$(298)	$(325)
Infonox on the Web	(143)	(52)
Bank of America, N.A.	(150)	(137)

Total included within accounts payable and accrued expenses	$(591)	$(514)

8.	PRO FORMA INCOME TAXES
On May 14, 2004, the Company converted to a C corporation as defined in the Internal Revenue Code. Prior to this date, the Company was a pass through entity for U.S. federal and state income tax purposes. The following presents the pro forma unaudited income taxes that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for the three and nine months ended September 30, 2004 (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2004
Income before income tax provision (benefit) and minority ownership loss — historical	$12,421	$32,783
Income tax provision — historical, exclusive of tax benefit, net	(5,763)	(8,306)
Pro forma income tax provision	1,291	(3,496)
Minority ownership loss — historical	36	158

Pro forma net income	$7,985	$21,139

Pro forma earnings per share
Basic	$0.25	$0.66

Diluted	$0.11	$0.30

Pro forma weighted average number of common shares outstanding
Basic	32,175	32,175
Diluted	71,500	71,500
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
The following table presents the computation of the pro forma income tax expense for the three and nine months ended September 30, 2004 (amounts in thousands ):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2004
Income before income taxes, as reported	$12,421	$32,783
Effective pro forma income tax rate	36.00%	36.00%

Pro forma income tax expense	$4,472	$11,802

9.	SEGMENT INFORMATION
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
The Company operates in four distinct business segments: cash advance, ATM, check services and credit reporting services. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company’s internal management reporting.
Other lines of business, none of which exceed the established materiality for segment reporting, include Western Union, direct marketing and QuikPlay, among others.
The Company’s business is predominantly domestic, with no specific regional concentrations.
Major customers — During the three and nine months ended September 30, 2005, the Company had one customer that generated total revenues of approximately $21.6 million and $62.4 million, respectively, from all segments. During the three and nine months ended September 30, 2004, one customer generated total revenues of approximately $21.1 million and $59.9 million, respectively, from all segments.
The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. The tables below present the results of operations for the three and nine months ended September 30, 2005 and 2004 and total assets by operating segment as of September 30, 2005 and December 31, 2004 (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total
Three Months Ended September 30, 2005

Revenues	$60,298	$46,572	$7,088	$2,200	$437	$116,595
Depreciation and amortization	(1,057)	(1,798)	(9)	(20)	(118)	(3,002)
Operating income	8,870	7,506	1,132	562	100	18,170
Interest income	368	—	—	—	—	368
Interest expense	(4,558)	(6,358)	(536)	(166)	(33)	(11,651)
Income taxes	(1,675)	(407)	(214)	(142)	(26)	(2,464)
Minority ownership loss	—	—	—	—	63	63
Net income	$3,005	$741	$382	$254	$104	$4,486

Three Months Ended September 30, 2004

Revenues	$55,798	$41,218	$6,478	$2,334	$342	$106,170
Depreciation and amortization	(1,186)	(1,998)	(8)	(93)	(123)	(3,408)
Operating income (loss)	11,728	6,242	2,598	1,100	(23)	21,645
Interest income	384	—	—	—	—	384
Interest expense	(4,317)	(4,595)	(507)	(157)	(32)	(9,608)
Income taxes	(3,594)	(1,097)	(753)	(339)	20	(5,763)
Minority ownership loss	—	—	—	—	36	36
Net income	$4,201	$550	$1,338	$604	$1	$6,694

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total
Nine Months Ended September 30, 2005

Revenues	$175,009	$135,561	$20,131	$6,799	$1,221	$338,721
Depreciation and amortization	(3,282)	(5,791)	(28)	(83)	(361)	(9,545)
Operating income	31,459	21,086	5,560	2,678	217	61,000
Interest income	1,001	—	—	—	—	1,001
Interest expense	(13,616)	(17,605)	(1,566)	(529)	(95)	(33,411)
Income taxes	(6,774)	(1,247)	(1,438)	(774)	(44)	(10,277)
Minority ownership loss	—	—	—	—	156	156
Net income	$12,070	$2,234	$2,556	$1,375	$234	$18,469

Nine Months Ended September 30, 2004

Revenues	$156,605	$118,600	$17,998	$7,045	$1,004	$301,252
Depreciation and amortization	(3,652)	(5,911)	(10)	(276)	(372)	(10,221)
Operating income (loss)	29,466	15,193	6,872	3,162	(34)	54,659
Interest income	973	—	—	—	—	973
Interest expense	(9,711)	(11,576)	(1,117)	(377)	(68)	(22,849)
Income taxes	123,107	82,250	(2,072)	(1,003)	37	202,319
Minority ownership loss	—	—	—	—	158	158
Net income	$143,835	$85,867	$3,683	$1,782	$93	$235,260

	September 30,	December 31,
Total Assets	2005	2004
Cash advance	$389,690	$317,604
ATM	133,995	133,005
Check services	1,798	4,223
Credit reporting	43,103	41,263
Other	285	530

Total assets	$568,871	$496,625

10.	SUBSEQUENT EVENTS
On October 12, 2005, the underwriters of Holdings’ initial public offering of common stock exercised the over allotment option to purchase 1,053,568 shares of common stock from the Company at a purchase price of $14.00 per share. The net proceeds to the Company, after underwriters’ discount, was $13.7 million.
On October 31, 2005, The Company caused GCA to use $89.4 million of the net proceeds of Holdings’ initial public offering of common stock to redeem $82.25 million face amount of its 8 3/4% senior subordinated notes due 2012 at a redemption price of 108.75% of face amount. Also on October 31, 2005, the Company repaid $20.0 million in principal of the term loan portion of its senior secured credit facilities.

11.	GUARANTOR INFORMATION
In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). The Notes are guaranteed by all of the GCA’s domestic wholly-owned existing subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. CashCall, BVI and Swiss Co, which are wholly owned non-domestic subsidiaries, and QuikPlay, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of September 30, 2005 and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
SEPTEMBER 30, 2005
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$132,074	$590	$4,608	$—	$137,272
Settlement receivables	—	18,550	—	367	—	18,917
Receivables, other	116,043	7,901	19,856	25	(139,949)	3,876
Prepaid and other assets	—	14,380	2	23	—	14,405
Investment in subsidiaries	38,443	63,860	—	—	(102,303)	—
Property, equipment and leasehold improvements, net	—	8,941	3	84	—	9,028
Goodwill, net	—	116,574	39,471	707	—	156,752
Other intangibles, net	—	22,942	144	192	—	23,278
Deferred income taxes, net	—	205,343	—	—	—	205,343

TOTAL	$154,486	$590,565	$60,066	$6,006	$(242,252)	$568,871

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

LIABILITIES:
Settlement liabilities	$—	$19,695	$—	$257	$—	$19,952
Accounts payable	—	19,793	19	348	—	20,160
Accrued expenses	354	148,131	55	1,533	(139,949)	10,124
Borrowings	—	441,178	—	—	—	441,178

Total liabilities	354	628,797	74	2,138	(139,949)	491,414

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	211	—	—	—	211

STOCKHOLDERS’ (DEFICIT) EQUITY	154,132	(38,443)	59,992	3,868	(102,303)	77,246

TOTAL	$154,486	$590,565	$60,066	$6,006	$(242,252)	$568,871

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2004
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$700	$45,037	$662	$3,178	$—	$49,577
Settlement receivables	—	29,787	—	570	—	30,357
Receivables, other	—	6,915	16,952	19	(19,245)	4,641
Prepaid and other assets	—	13,713	—	12	—	13,725
Investment in subsidiaries	(57,479)	59,719	—	—	(2,240)	—
Property, equipment and leasehold improvements, net	—	10,341	—	—	—	10,341
Goodwill, net	—	116,575	39,470	688	—	156,733
Other intangibles, net	—	16,512	34	—	—	16,546
Deferred income taxes, net	—	214,121	—	584	—	214,705

TOTAL	$(56,779)	$512,720	$57,118	$5,051	$(21,485)	$496,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

LIABILITIES:
Settlement liabilities	$—	$41,583	$—	$609	$—	$42,192
Accounts payable	—	19,929	375	313	—	20,617
Accrued expenses	—	30,350	—	1,153	(19,245)	12,258
Borrowings	—	478,250	—	—	—	478,250

Total liabilities	—	570,112	375	2,075	(19,245)	553,317

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	87	—	—	—	87

STOCKHOLDERS’ (DEFICIT) EQUITY	(56,779)	(57,479)	56,743	2,976	(2,240)	(56,779)

TOTAL	$(56,779)	$512,720	$57,118	$5,051	$(21,485)	$496,625

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2005
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$59,056	$—	$1,242	$—	$60,298
ATM	—	46,572	—	—	—	46,572
Check services	—	5,376	1,712	—	—	7,088
Central Credit and other revenues	4,486	1,660	2,200	17	(5,726)	2,637

Total revenues	4,486	112,664	3,912	1,259	(5,726)	116,595

COST OF REVENUES	—	79,173	1,341	791	—	81,305

GROSS PROFIT	4,486	33,491	2,571	468	(5,726)	35,290

Operating expenses	—	(12,410)	(1,485)	(381)	158	(14,118)
Amortization	—	(1,236)	(17)	(14)	—	(1,267)
Depreciation	—	(1,727)	—	(8)	—	(1,735)

OPERATING INCOME (LOSS)	4,486	18,118	1,069	65	(5,568)	18,170

INTEREST INCOME (EXPENSE), NET
Interest income	—	344	—	24	—	368
Interest expense	—	(11,651)	—	—	—	(11,651)

Total interest income (expense) , net	—	(11,307)	—	24	—	(11,283)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	4,486	6,811	1,069	89	(5,568)	6,887

INCOME TAX PROVISION	—	(2,388)	—	(76)	—	(2,464)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	4,486	4,423	1,069	13	(5,568)	4,423

MINORITY OWNERSHIP LOSS	—	63	—	—	—	63

NET INCOME (LOSS)	$4,486	$4,486	$1,069	$13	$(5,568)	$4,486

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2004
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$54,590	$—	$1,208	$—	$55,798
ATM	—	41,218	—	—	—	41,218
Check services	—	6,478	—	—	—	6,478
Central Credit and other revenues	6,694	2,824	2,620	19	(9,481)	2,676

Total revenues	6,694	105,110	2,620	1,227	(9,481)	106,170

COST OF REVENUES	—	70,718	72	762	—	71,552

GROSS PROFIT	6,694	34,392	2,548	465	(9,481)	34,618

Operating expenses	—	(8,467)	(880)	(334)	116	(9,565)
Amortization	—	(1,344)	(83)	—	—	(1,427)
Depreciation	—	(1,973)	(8)	—	—	(1,981)

OPERATING INCOME (LOSS)	6,694	22,608	1,577	131	(9,365)	21,645

INTEREST INCOME (EXPENSE), NET
Interest income	—	370	—	14	—	384
Interest expense	—	(9,608)	—	—	—	(9,608)

Total interest income (expense), net	—	(9,238)	—	14	—	(9,224)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	6,694	13,370	1,577	145	(9,365)	12,421

INCOME TAX PROVISION	—	(6,712)	—	949	—	(5,763)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	6,694	6,658	1,577	1,094	(9,365)	6,658

MINORITY OWNERSHIP LOSS	—	36	—	—	—	36

NET INCOME (LOSS)	$6,694	$6,694	$1,577	$1,094	$(9,365)	$6,694

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2005
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$171,347	$—	$3,662	$—	$175,009
ATM	—	135,561	—	—	—	135,561
Check services	—	17,973	2,158	—	—	20,131
Central Credit and other revenues	18,469	4,944	6,799	63	(22,255)	8,020

Total revenues	18,469	329,825	8,957	3,725	(22,255)	338,721

COST OF REVENUES	—	225,829	1,880	2,305	—	230,014

GROSS PROFIT	18,469	103,996	7,077	1,420	(22,255)	108,707

Operating expenses	—	(33,777)	(3,755)	(1,079)	449	(38,162)
Amortization	—	(3,832)	(73)	(21)	—	(3,926)
Depreciation	—	(5,602)	(1)	(16)	—	(5,619)

OPERATING INCOME (LOSS)	18,469	60,785	3,248	304	(21,806)	61,000

INTEREST INCOME (EXPENSE), NET
Interest income	—	934	—	67	—	1,001
Interest expense	—	(33,411)	—	—	—	(33,411)

Total interest income (expense) , net	—	(32,477)	—	67	—	(32,410)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	18,469	28,308	3,248	371	(21,806)	28,590

INCOME TAX PROVISION	—	(9,995)	—	(282)	—	(10,277)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	18,469	18,313	3,248	89	(21,806)	18,313

MINORITY OWNERSHIP LOSS	—	156	—	—	—	156

NET INCOME (LOSS)	$18,469	$18,469	$3,248	$89	$(21,806)	$18,469

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2004
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$153,505	$—	$3,100	$—	$156,605
ATM	—	118,600	—	—	—	118,600
Check services	—	17,998	—	—	—	17,998
Central Credit and other revenues	235,260	4,565	7,886	54	(239,716)	8,049

Total revenues	235,260	294,668	7,886	3,154	(239,716)	301,252

COST OF REVENUES	—	199,786	203	1,946	—	201,935

GROSS PROFIT	235,260	94,882	7,683	1,208	(239,716)	99,317

Operating expenses	—	(29,601)	(2,695)	(2,435)	294	(34,437)
Amortization	—	(4,024)	(252)	—	—	(4,276)
Depreciation	—	(5,923)	(22)	—	—	(5,945)

OPERATING INCOME (LOSS)	235,260	55,334	4,714	(1,227)	(239,422)	54,659

INTEREST INCOME (EXPENSE), NET
Interest income	—	889	—	84	—	973
Interest expense	—	(22,849)	—	—	—	(22,849)

Total interest income (expense), net	—	(21,960)	—	84	—	(21,876)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	235,260	33,374	4,714	(1,143)	(239,422)	32,783

INCOME TAX PROVISION	—	201,728	—	591	—	202,319

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	235,260	235,102	4,714	(552)	(239,422)	235,102

MINORITY OWNERSHIP LOSS	—	158	—	—	—	158

NET INCOME (LOSS)	$235,260	$235,260	$4,714	$(552)	$(239,422)	$235,260

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$18,469	$18,469	$3,248	$89	$(21,806)	$18,469
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	1,494	—	—	—	1,494
Amortization of intangibles	—	3,832	73	21	—	3,926
Depreciation	—	5,602	1	16	—	5,619
Loss (gain) on sale or disposal of assets	—	45	—	—	—	45
Write-off of bad debt	—	1,100	—	—	—	1,100
Deferred income taxes	—	8,779	—	583	—	9,362
Equity (income) loss	(18,469)	(3,337)	—	—	21,806	—
Minority ownership loss	—	(156)	—	—	—	(156)
Changes in operating assets and liabilities:
Settlement receivables	—	11,081	—	215	—	11,296
Receivables, other	(1,138)	(2,320)	(2,904)	(7)	4,661	(1,708)
Prepaid and other assets	—	(1,928)	(2)	(11)	—	(1,941)
Settlement liabilities	—	(21,728)	—	(357)	—	(22,085)
Accounts payable	—	(109)	(356)	35	—	(430)
Accrued expenses	—	1,697	55	339	(4,661)	(2,570)

Net cash provided by (used in) operating activities	(1,138)	22,521	115	923		22,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(4,225)	(4)	(116)	—	(4,345)
Purchase of other intangibles	—	(10,286)	(183)	(196)	—	(10,665)
Investments in subsidiaries	(116,742)	(700)	—	—	117,442	—

Net cash used in investing activities	(116,742)	(15,211)	(187)	(312)	117,442	(15,010)

						(Continued)

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(37,072)	—	—	—	(37,072)
Debt issuance costs	—	(132)	—	—	—	(132)
Proceeds from equity offering	117,180		—	—	—	117,180
Minority capital contributions	—	280	—	—	—	280
Capital contributions	—	116,742	—	700	(117,442)	—

Net cash (used in) provided by financing activities	117,180	79,818	—	700	(117,442)	80,256

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(91)	—	119	—	28

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(700)	87,037	(72)	1,430	—	87,695

CASH AND CASH EQUIVALENTS—Beginning of period	700	45,037	662	3,178	—	49,577

CASH AND CASH EQUIVALENTS—End of period	$—	$132,074	$590	$4,608	$—	$137,272

* Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$235,260	$235,260	$4,714	$(552)	$(239,422)	$235,260
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	1,124	—	—	—	1,124
Amortization of intangibles	—	4,024	252	—	—	4,276
Depreciation	—	5,923	22	—	—	5,945
Loss (gain) on sale or disposal of assets	—	179	—	—	—	179
Deferred income taxes	—	(203,416)	—	(566)	—	(203,982)
Equity (income) loss	(235,260)	(4,162)	—	—	239,422	—
Minority ownership loss	—	(158)	—	—	—	(158)
Changes in operating assets and liabilities:
Settlement receivables	—	5,085	—	60	—	5,145
Receivables, other	—	(10,247)	(4,949)	(2,798)	18,330	336
Prepaid and other assets	—	(634)	—	(19)	—	(653)
Settlement liabilities	—	(7,604)	—	(66)	—	(7,670)
Accounts payable	—	(8)	4	60	—	56
Accrued expenses	—	21,288	—	3,110	(18,330)	6,068

Net cash provided by (used in) operating activities	—	46,654	43	(771)	—	45,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(1,704)	—	—	—	(1,704)
Purchase of other intangibles	—	(1,298)	—	—	—	(1,298)
Investments in subsidiaries	—	(750)	—	—	750	—

Net cash used in investing activities	—	(3,752)	—	—	750	(3,002)

						(Continued)

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004
(amounts in thousands)
(unaudited)

				Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	484,087	—	—	—	484,087
Repayments under credit facility	—	(6,500)	—	—	—	(6,500)
Debt issuance costs	—	(2,851)	—	—	—	(2,851)
Minority capital contributions	—	300	—	—	—	300
Capital contributions	700	—	—	750	(1,450)	—

Redemption of membership interests and distributions to partners	—	(505,157)	—	(4,130)	700	(508,587)

Net cash used in financing activities	700	(30,121)	—	(3,380)	(750)	(33,551)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(13)	—	(29)	(181)	(223)

NET DECREASE IN CASH AND CASH EQUIVALENTS	700	12,768	43	(4,180)	(181)	9,150

CASH AND CASH EQUIVALENTS — Beginning of period	—	14,665	195	8,563	—	23,423

CASH AND CASH EQUIVALENTS — End of period	$700	$27,433	$238	$4,383	$(181)	$32,573

*	Eliminations include intercompany investments and management fees

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our belief that the disclosures are adequate to make the information presented not misleading; our belief that the adoption of SFAS No. 123(R) will not have a material impact on our financial position, results of operations, or cash flows; our expectation that the adoption of SFAS No. 154 will not have a material effect on our consolidated financial position or results of operations; our belief that the final resolution of pending or threatened litigation is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; our estimate that revenues in the third quarter of 2005 were $1.2 million lower than they might otherwise have been in the absence of hurricanes; our expectation that commissions, interchange and warranty expenses will continue to increase, and that, in the balance of 2005, cost of revenues will increase at a rate faster than revenues; our expectation that gross profit for the last quarter of 2005 will be higher than in the comparable 2004 period; our estimate of the effective tax rate for 2005 of 36% and our estimate that, due to the amortization of our deferred tax asset, actual taxes paid on pretax income generated in the third quarter and first nine months of 2005 will be substantially lower than the provision for income taxes; our expectation that capital expenditures for 2005 will be between $6 million and $8 million; our intention to use our revolving credit facility to provide ongoing working capital and for other general corporate purposes; our belief that we are in compliance with all of our debt covenants as of September 30, 2005 and our belief that borrowings under our secured credit facilities and operating cash flows will be adequate to meet our anticipated requirements for working capital, capital expenditure and debt service needs for the next twelve months and for the foreseeable future; our plan to seek additional financing through bank borrowings or debt or equity financings, if necessary; our belief that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; and our expectation that we will continue to pay interest on borrowings under our senior secured credit facilities based on LIBOR of various maturities.
Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: unanticipated changes in standards and reporting requirements; unanticipated transactions involving the exchange of our equity for goods or services, such that the adoption of SFAS No. 123(R) materially impacts our financial position, results of operations, or cash flows; unanticipated future accounting changes or corrections of errors, such that the adoption of SFAS No. 154 materially impacts our consolidated financial position or results of operations; unanticipated events in the regions affected by the hurricanes that would otherwise effect our revenues in the third quarter; the uncertainty of the outcome of any pending or threatened litigation; the failure of card associations and networks to increase interchange fees or our success in negotiating commission rates that do not continue to increase such that our cost of revenues does not increase faster than our revenues; a downturn in the gaming industry, a decline in cardholder willingness to pay a fee for cash access or other unfavorable changes in the cash access industry; unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our deferred tax asset; an unexpected need to purchase equipment or make other capital expenditures; our inability to satisfy conditions precedent to our ability to borrow additional funds under our senior secured credit facilities or our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; unexpectedly high costs or a limited supply of equipment; an unanticipated change in interest rates. In addition to the risks and uncertainties identified above, our business, financial condition, or operating results are also subject to a number of additional risks and uncertainties, including, but not limited to: our inability to maintain our current customers on favorable terms; our inability to enter new markets; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; an unexpectedly high level of chargeback losses; our inability to compete effectively in the cash access products and related services market; unexpected increases in commissions paid to gaming establishments; our inability to anticipate the political and regulatory developments affecting growth in the gaming industry; our failure to comply with financial services regulations; unanticipated changes in consumer privacy laws; our inability to protect our intellectual property rights; our inability to keep pace with the changing technology, evolving industry standards and the introduction of new products and services; the occurrence of errors, failures or disruptions in and unauthorized access to our products and services and the networks and third-party services upon which our products and services are based; our inability to generate sufficient cash flow to service our indebtedness; unexpected changes in our leverage ratio, upon which the percentage of our excess cash flow that is required to be used to make additional payments of principal on our bank debt is based; a renegotiation or refinancing of our debt obligations that alters our debt service burden for a particular period; the loss of one of our financial services providers; actions taken by our technology partners or the failure of our technology partners to service our needs, which results in our decision to sever our relationships with them; our failure to renew our contracts with our top customers; our inability to manage our growth; our loss of key personnel; the loss of our sponsorship into the card associations; changes in the rules and regulations of the card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful.
We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and risk factors listed in our Registration Statement on Form 424B4 (No. 333-123514) filed on September 23, 2005 and our other filings with the Securities and Exchange Commission (“SEC”), including our Current Reports on Form 8-K.
Overview
We are a provider of cash access products and related services to the gaming industry in the United States, the United Kingdom, Canada, the Caribbean and Switzerland. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash advances, point-of-sale debit cash advances, check cashing and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.
We began our operations as a joint venture limited liability company among M&C International and entities affiliated with Bank of America Corporation and First Data Corporation in July 1998. In September 2000, Bank of America Corporation sold its entire ownership interest in us to M&C International and First Data Corporation. In March 2004, Global Cash Access, Inc. issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 and borrowed $260 million under senior secured credit facilities. Global Cash Access Holdings, Inc. was formed to hold all of the outstanding capital stock of Global Cash Access, Inc. and to guarantee the obligations under the senior secured credit facilities. A substantial portion of the proceeds of these senior subordinated notes and senior secured credit facilities were used to redeem all of First Data Corporation’s interest in us and a portion of M&C International’s interest in us through a recapitalization (the “Recapitalization”), in which Bank of America Corporation reacquired an ownership interest in us. In May 2004, we completed a private equity restructuring (the “Private Equity Restructuring”) in which M&C International sold a portion of its ownership interest in us to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a Delaware corporation. In September 2005, Holdings completed an initial public offering of common stock. In connection with that offering, the various equity securities of Holdings that had been outstanding prior to the offering were converted into common stock. In addition, Holdings became a guarantor, on a subordinated basis, of GCA’s senior subordinated notes.
In connection with our conversion from a limited liability company to a corporation for United States federal income tax purposes, we recognized deferred tax assets and liabilities from the expected tax consequences of differences between the book basis and tax basis of our assets and liabilities at the date of conversion into a taxable entity. Prior to our conversion to a corporation, we operated our business as a limited liability company that was treated as a pass through entity for United States federal income tax purposes, making our owners responsible for taxes on their respective share of our earnings. The pro forma information included within our consolidated statements of income reflects the expected tax effects had we operated our business through a taxable corporation during all periods presented.

Three months ended September 30, 2005 compared to three months ended September 30, 2004
The following table sets forth the unaudited condensed consolidated results of operations for the three months ended (amounts in thousands):

	Three Months Ended
	September 30, 2005		September 30, 2004
	$	%	$	%
REVENUES:
Cash advance	$60,298	51.7%	$55,798	52.6%
ATM	46,572	39.9%	41,218	38.8%
Check services	7,088	6.1%	6,478	6.1%
Central Credit and other revenues	2,637	2.3%	2,676	2.5%

Total revenues	116,595	100.0%	106,170	100.0%
COST OF REVENUES	81,305	69.7%	71,552	67.4%

GROSS PROFIT	35,290	30.3%	34,618	32.6%
Operating expenses	(14,118)	-12.1%	(9,565)	-9.0%
Amortization	(1,267)	-1.1%	(1,427)	-1.3%
Depreciation	(1,735)	-1.5%	(1,981)	-1.9%

OPERATING INCOME	18,170	15.6%	21,645	20.4%

INTEREST INCOME (EXPENSE), NET
Interest income	368	0.3%	384	0.4%
Interest expense	(11,651)	-10.0%	(9,608)	-9.0%

Total interest income (expense), net	(11,283)	-9.7%	(9,224)	-8.7%

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT AND MINORITY OWNERSHIP LOSS	6,887	5.9%	12,421	11.7%
INCOME TAX (PROVISION) BENEFIT	(2,464)	-2.1%	(5,763)	-5.4%

INCOME BEFORE MINORITY OWNERSHIP LOSS	4,423	3.8%	6,658	6.3%
MINORITY OWNERSHIP LOSS	63	0.1%	36	0.0%

NET INCOME	$4,486	3.8%	$6,694	6.3%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.2		$1.1
ATM	2.5		2.2
Check warranty	$0.3		$0.2
Number of transactions completed (in millions):
Cash advance	2.2		2.3
ATM	14.9		13.8
Check warranty	1.2		1.1

Total Revenues
Total revenues for the quarter ended September 30, 2005 were $116.6 million, an increase of $10.4 million, or 9.8%, as compared to the quarter ended September 30, 2004. In September 2005, our customers in Mississippi and Louisiana experienced disruption to their business from Hurricanes Katrina and Rita, and some of those customers remain closed indefinitely. We estimate that revenues in the third quarter of 2005 were $1.2 million lower than they might otherwise have been in the absence of the hurricanes.
The increase in revenues from the third quarter of 2004 to the third quarter of 2005 was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the quarter ended September 30, 2005 was $60.3 million, an increase of $4.5 million, or 8.1%, as compared to the quarter ended September 30, 2004. The total amount of cash disbursed increased 6.9% from $1.1 billion to $1.2 billion and the number of transactions completed decreased 2.3% from 2.3 million to 2.2 million. Revenue per cash advance transaction increased 9.5% from $480.24 to $525.85.
ATM. ATM revenue for the quarter ended September 30, 2005 was $46.6 million, an increase of $5.4 million, or 13.0%, as compared to the quarter ended September 30, 2004. The increase was primarily attributable to a 7.8% increase in the number of transactions from 13.8 million to 14.9 million. Revenue per ATM transaction increased 4.7% from $2.98 to $3.12. There was a 15.1% increase in the total amount of cash disbursed from $2.2 billion to $2.5 billion.
Check Services. Check services revenue for the quarter ended September 30, 2005 was $7.1 million, an increase of $0.6 million, or 9.4%, as compared to the quarter ended September 30, 2004. The face amount of checks warranted increased 25.9% from $240.6 million to $302.8 million. The number of checks warranted increased 10.4% from 1.1 million to 1.2 million, while the average face amount per check warranted increased from $217.20 to $247.62. Check warranty revenue as a percent of face amount warranted was 2.19% in the 2005 quarter as compared to 2.45% for the quarter ended September 30, 2004, and revenue per check warranty transaction increased 1.9% from $5.32 to $5.42.
Central Credit and Other. Central Credit and other revenues for the quarter ended September 30, 2005, were $2.64 million, a decrease of $40 thousand, or 1.4%, from $2.68 million in the quarter ended September 30, 2004.
Costs and Expenses
Cost of Revenues. Cost of revenues increased 13.6% from $71.6 million to $81.3 million. The largest component of cost of revenues is commissions, and commissions increased 13.0% in the 2005 quarter as contracts were signed or renewed at higher commission rates than experienced in the 2004 quarter. In addition, we made one-time commission payments to two customers aggregating $1.6 million. The second-largest component of cost of revenues is interchange; interchange expenses increased 14.1%. The third major component of cost of revenues, warranty expenses, increased 27.5%. We expect that commissions, interchange and warranty expenses will continue to increase, and we expect that for the final quarter of 2005 cost of revenues will increase at a rate faster than revenues.
Primarily as a result of the factors described above, gross profit increased 1.9% from $34.6 million to $35.3 million. We expect that, even though cost of revenues will grow more rapidly than revenues, gross profit for the final quarter of 2005 will be higher than in the comparable 2004 period.
Operating Expenses. Operating expenses for the quarter ended September 30, 2005 were $14.1 million, an increase of $4.6 million, or 47.6%, as compared to the quarter ended September 30, 2004. Operating expenses in the 2005 quarter included $1.1 million in write-off expenses related to a receivable incurred from our check services provider. Operating expenses in the quarter also included, approximately $0.8 million in legal expenses incurred in connection with the Company’s patent infringement suit against US Bancorp and Certegy. Finally, we incurred an uninsured casualty loss of approximately $45 thousand in the quarter due to Hurricanes Katrina and Rita. Excluding these expenses, operating expenses in the 2005 quarter would have been $12.2 million. As compared to this amount, operating expenses in the third quarter of 2005 increased $2.6 million, or 27.6%. The increase in operating expenses in the 2005 quarter is primarily attributable to increased payroll and related benefits and taxes from the addition of several employees as the infrastructure of the organization has been expanded to meet the new demands of operating as a stand alone public entity. Additionally, expenses associated with the operation of the Company’s ATMs increased with the increase in ATM volume.
Depreciation and Amortization. Depreciation expense for the quarter ended September 30, 2005 was $1.7 million, a decrease of $0.2 million, or 12.4% compared to the 2004 quarter. Amortization expense, which relates principally to computer software and customer contracts, decreased from $1.4 million to $1.3 million, as a result of some capitalized software projects becoming fully amortized.
Primarily as a result of the factors described above, operating income for the quarter ended September 30, 2005 was $18.2 million, a decrease of $3.5 million, or 16.1%, as compared to the quarter ended September 30, 2004.
Interest Income (Expense), Net. Interest income was $368 thousand in the third quarter of 2005, a decrease of 4.2% from the third quarter of 2004, due primarily to lower cash balances in the third quarter of 2005 resulting from $31.5 million of debt repayment made on March 31, 2005. Interest expense for the quarter ended September 30, 2005, was $11.7 million, an increase of $2.0 million, or 21.3%, as compared to the quarter ended September 30, 2004. Higher interest rates on our senior secured credit facilities more than offset lower average borrowings in the third quarter of 2005. Interest expense on borrowings (including amortization of deferred financing costs) was $8.8 million in the 2005 quarter as compared to $8.3 million in the 2004 quarter. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $2.8 million in the third quarter of 2005 as compared to $1.3 million in the same quarter of 2004. This increase was a result of an increase in the average amount of outstanding ATM cash from $273.3 million in the third quarter of 2004 to $288.5 million in the third quarter of 2005 and an increase in the effective interest rate for the quarter from 1.8% to 3.9%, for the same periods respectively.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $6.9 million for the quarter ended September 30, 2005, a decrease of $5.5 million, or 44.6%, as compared to the 2004 quarter.
Income Tax. On May 14, 2004, the Company changed its tax classification from a limited liability company to a taxable corporation organized under the laws of Delaware. United States income tax obligations for the period prior to May 14, 2004 were passed through to its members and we recorded a provision for such taxes. In accordance with generally accepted accounting principles, upon conversion to a taxable entity the Company recorded an income tax benefit to establish a net deferred tax asset attributed to differences between the financial reporting and the income tax basis of assets and liabilities. The effect of these differences resulted in us recording an initial income tax benefit of $210.6 million for the three months ended June 30, 2004. The provision for income taxes in the third quarter of 2005 represents our estimate of the effective tax rate for the year of 36%. Due to the amortization of our deferred tax asset, actual cash taxes paid on pretax income generated in the third quarter of 2005 will be substantially lower than the provision.
Primarily as a result of the foregoing, income before minority ownership loss was $4.4 million for the quarter ended September 30, 2005, a decrease of $2.2 million, or 33.6%, as compared to the 2004 quarter.
Minority Ownership Loss. Minority ownership loss attributable to QuikPlay, LLC for the quarter ended September 30, 2005 was $63 thousand as compared to $36 thousand in the comparable period of 2004.
Primarily as a result of the foregoing, net income was $4.5 million for the quarter ended September 30, 2005, a decrease of $2.2 million as compared to the 2004 quarter.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
The following table sets forth the unaudited condensed consolidated results of operations for the three months ended (amounts in thousands):

	Nine Months Ended
	September 30, 2005		September 30, 2004
	$	%	$	%
REVENUES:
Cash advance	$175,009	51.7%	$156,605	52.0%
ATM	135,561	40.0%	118,600	39.4%
Check services	20,131	5.9%	17,998	6.0%
Central Credit and other revenues	8,020	2.4%	8,049	2.7%

Total revenues	338,721	100.0%	301,252	100.0%
COST OF REVENUES	230,014	67.9%	201,935	67.0%

GROSS PROFIT	108,707	32.1%	99,317	33.0%
Operating expenses	(38,162)	-11.3%	(34,437)	-11.4%
Amortization	(3,926)	-1.2%	(4,276)	-1.4%
Depreciation	(5,619)	-1.7%	(5,945)	-2.0%

OPERATING INCOME	61,000	18.0%	54,659	18.1%

INTEREST INCOME (EXPENSE), NET
Interest income	1,001	0.3%	973	0.3%
Interest expense	(33,411)	-9.9%	(22,849)	-7.6%

Total interest income (expense), net	(32,410)	-9.6%	(21,876)	-7.3%

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT AND MINORITY OWNERSHIP LOSS	28,590	8.4%	32,783	10.9%
INCOME TAX (PROVISION) BENEFIT	(10,277)	-3.0%	202,319	67.2%

INCOME BEFORE MINORITY OWNERSHIP LOSS	18,313	5.4%	235,102	78.0%
MINORITY OWNERSHIP LOSS	156	0.0%	158	0.1%

NET INCOME	$18,469	5.5%	$235,260	78.1%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$3.5		$3.2
ATM	7.3		6.3
Check warranty	$0.8		$0.7
Number of transactions completed (in millions):
Cash advance	6.8		6.7
ATM	44.0		40.0
Check warranty	3.5		3.3

Total Revenues
Total revenues for the nine months ended September 30, 2005 were $338.7 million, an increase of $37.5 million, or 12.4%, as compared to the nine months ended September 30, 2004. In September 2005, our customers in Mississippi and Louisiana experienced disruption to their business from Hurricanes Katrina and Rita, and some of those customers remain closed indefinitely. We estimate that revenues in the nine months of 2005 were $1.2 million lower than they might otherwise have been in the absence of the hurricanes.
The increase in revenue for the first nine months of 2005 was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the nine months ended September 30, 2005 was $175.0 million, an increase of $18.4 million, or 11.8%, as compared to the nine months ended September 30, 2004. The total amount of cash disbursed increased 9.5% from $3.16 billion to $3.46 billion and the number of transactions completed increased 2.3% from 6.7 million to 6.8 million. Revenue per cash advance transaction increased 9.2%, from $23.55 to $25.72.
ATM. ATM revenue for the nine months ended September 30, 2005 was $135.6 million, an increase of $17.0 million, or 14.3%, as compared to the nine months ended September 30, 2004. The increase was primarily attributable to a 10.1% increase in the number of transactions from 40.0 million to 44.0 million. Revenue per ATM transaction increased 3.7% from $2.97 to $3.08. There was a 16.7% increase in the total amount of cash disbursed from $6.3 billion to $7.3 billion.
Check Services. Check services revenue for the nine months ended September 30, 2005 was $20.1 million, an increase of $2.1 million, or 11.9%, as compared to the nine months ended September 30, 2004. The face amount of checks warranted increased 19.6% from $702.4 million to $840.2 million. The number of checks warranted increased 8.2% from 3.3 million to 3.5 million, while the average face amount per check warranted increased from $215.49 to $238.16. Check warranty revenue as a percent of face amount warranted was 2.26% in the 2005 period as compared to 2.43% for the nine months ended September 30, 2004, and revenue per check warranty transaction increased 2.7% from $5.24 to $5.38.
Central Credit and Other. Central Credit and other revenues for the nine months ended September 30, 2005, were $8.02 million, essentially unchanged from $8.05 million as compared to the nine months ended September 30, 2004.
Costs and Expenses
Cost of Revenues. Cost of revenues increased 13.9% from $201.9 million to $230.0 million. The largest component of cost of revenues is commissions, and commissions increased 11.1% in the 2005 period as contracts were signed or renewed at higher commission rates than experienced in the 2004 period. In addition, we made one-time commission payments to two customers aggregating $1.6 million in the third quarter of 2005. The second-largest component of cost of revenues is interchange; interchange expenses increased 20.1%. The third major component of cost of revenues, warranty expenses, increased 27.0%. We expect that commissions, interchange and warranty expenses will continue to increase, and we expect that in the balance of 2005 cost of revenues will increase at a rate faster than revenues.
Primarily as a result of the factors described above, gross profit increased 9.5% from $99.3 million to $108.7 million. We expect that, even though cost of revenues will grow more rapidly than revenues, gross profit for the final quarter of 2005 will be higher than in the comparable 2004 period.
Operating Expenses. Operating expenses for the nine months ended September 30, 2005 were $38.2 million, an increase of $3.7 million, or 10.8%, as compared to the nine months ended September 30, 2004. Operating expenses in the 2004 period included $5.9 million in expenses we consider non-recurring in nature. Operating expenses in the 2005 period included $1.1 million in write-off expenses related to a receivable incurred from one of our check services providers. Also in the nine month period ended September 30, 2005, we incurred approximately $1.5 million in legal expenses incurred in connection with the Company’s patent infringement suit against US Bancorp and Certegy. Finally, in September 2005, we incurred an uninsured casualty loss of approximately $45 thousand in the quarter due to Hurricanes Katrina and Rita. Excluding these expenses from both periods, operating expenses would have been $35.5 million and $28.5 million in the nine months ended September 30, 2005 and 2004, respectively.

The increase in operating expenses in the 2005 period is primarily associated with increased payroll and related benefits and taxes from the addition of several employees as the infrastructure of the organization has been expanded to meet the new demands of operating as a stand alone public entity, the operation of the Company’s growing ATM portfolio, and expenses incurred in connection with the Company’s efforts to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Depreciation and Amortization. Depreciation expense for the nine months ended September 30, 2005 was $5.6 million, a decrease of $0.3 million, or 5.5% compared to the 2004 period. Amortization expense, which relates principally to computer software and customer contracts, decreased from $4.3 million to $3.9 million, as a result of some capitalized software projects becoming fully amortized.
Primarily as a result of the factors described above, operating income for the nine months ended September 30, 2005 was $61.0 million, an increase of $6.3 million, or 11.6%, as compared to the nine months ended September 30, 2004.
Interest Income (Expense), Net. Interest income was $1.0 million in the first nine months of 2005, an increase of 2.8% from the first nine months of 2004, due primarily to higher prevailing interest rates and higher cash balances on the average for the 2005 period compared to the 2004 period. Interest expense for the nine months ended September 30, 2005, was $33.4 million, an increase of $10.6 million, or 46.2%, as compared to the nine months ended September 30, 2004. The increase is primarily due to the borrowings incurred in March 2004 in connection with the Recapitalization. Interest expense on borrowings (including amortization of deferred financing costs) was $26.4 million in the 2005 period as compared to $18.8 million in the 2004 period. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $7.1 million in the first nine months of 2005 as compared to $4.1 million in the same period of 2004. This increase was a result of an increase in the average amount of outstanding ATM cash from $252.7 million in the nine months in 2004 to $275.6 million in the nine months in 2005 and an increase in the effective interest rate for the nine months from 2.1% to 3.4%, for the same periods respectively.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $28.6 million for the nine months ended September 30, 2005, a decrease of $4.2 million, or 12.8%, as compared to the prior period.
Income Tax. On May 14, 2004, the Company changed its tax classification from a limited liability company to a taxable corporation organized under the laws of Delaware. United States income tax obligations for the period prior to May 14, 2004, were passed through to our members and we recorded no provision for such taxes. In accordance with generally accepted accounting principles, upon conversion to a taxable entity the Company recorded an income tax benefit to establish a net deferred tax asset attributed to differences between the financial reporting and the income tax basis of assets and liabilities. The effect of these differences resulted in us recording an initial income tax benefit of $210.6 million for the nine months ended September 30, 2004. The provision for income taxes in the first nine months of 2005 represents our estimate of the effective tax rate for the year of 36%. Due to the amortization of our deferred tax asset, actual cash taxes paid on pretax income generated in the first nine months of 2005 will be substantially lower than the provision.
Primarily as a result of the foregoing, income before minority ownership loss was $18.3 million for the nine months ended September 30, 2005, a decrease of $216.8 million, or 92.2%, as compared to the 2004 period.
Minority Ownership Loss. Minority ownership loss attributable to QuikPlay, LLC was $156 thousand in the first nine months of 2005 as compared to $158 thousand in the comparable period of 2004.
Primarily as a result of the foregoing, net income was $18.5 million for the nine months ended September 30, 2005, a decrease of $216.8 million as compared to the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2005 and 2004, respectively (amounts in thousands):

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Net cash provided by operating activities	$22,421	$45,926

Net cash used in investing activities	(15,010)	(3,002)

Net cash provided by (used in) financing activities	80,256	(33,551)

Net effect of exchange rate changes on cash and cash equivalents	28	(223)

Net increase in cash and cash equivalents	87,695	9,150

Cash and cash equivalents, beginning of period	49,577	23,423

Cash and cash equivalents, end of period	$137,272	$32,573

Our principal source of liquidity is cash flows from operating activities, which were $22.4 million and $45.9 million, for the nine months ended September 30, 2005 and 2004, respectively. Our cash from operating activities was lower in the first nine months of 2005 than in the comparable 2004 period due to several factors. First, net income in the first nine months of 2005 was lower than the net income in the first nine months of 2004 excluding the one-time income tax benefit for our conversion to a taxable corporate entity for US income tax purposes. This change is principally due to higher levels of interest expense for 2005 as compared to 2004. As our borrowings occurred in March 2004 there were fewer periods of interest in 2004 and the amount of interest expense in 2005 was also affected by increases in the interest rates associated with our borrowings. Operating cash flows in the first nine months of 2005 were reduced by $2.6 million as compared to an increase of $6.1 million in the comparable 2004 period from changes in accrued expenses. This decrease is principally the result of the scheduled interest payments of amounts accrued at the end of 2004 being paid in 2005. As the debt was not issued until March 2004, there was no comparable accrued interest at the end of 2003. The change in all other accrued expense items was fairly consistent for of each of the periods in question.
Finally, our cash flows from operating activities are influenced by changes in settlement receivables and the timing of payments related to settlement liabilities. As a result, our cash flows from operating activities have changed and may in the future change substantially based upon the timing of our settlement liability payments. The net change in the settlement liabilities and receivables represented approximately $8.3 million of the decrease in the cash flows provided by operating activities from the same period in 2004.
Net cash used in investing activities totaled $15.0 million and $3.0 million for the nine months ended September 30, 2005 and 2004, respectively. Included in net cash used in investing activities were funds spent on software development in the amounts of $0.5 million and $0.3 million, funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $4.3 million and $1.7 million and funds spent on non-compete agreements of $0.2 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively. Additionally in the nine months ended September 30, 2005 we paid $10.0 million for the purchase of the “3-in-1 rollover” patent from USA Payments. We have met our capital requirements to date through cash flows from operating activities. We currently expect that capital expenditures in 2005, excluding the purchase of the patent, will be between $6 million and $8 million.
Net cash provided by (used in) financing activities was $80.3 million and $(33.6) million for the nine months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005 and 2004, we repaid $37.1 million and $6.5 million of principal on our credit facilities. In the nine months ended September 30, 2004, the net cash used is principally the result of $481.2 million in net borrowings (which includes payments for debt issuance costs) and $508.6 million of distributions on or redemptions of membership interests in connection with the Recapitalization.
Indebtedness
On March 10, 2004 we entered into senior secured credit facilities arranged by Banc of America Securities LLC, with Bank of America, N.A. as administrative agent, in an aggregate principal amount of $280.0 million, consisting of a five-year revolving credit facility of $20.0 million and a six-year term loan facility of $260.0 million. Proceeds of the term loan under the senior secured credit facilities were used to finance in part the Recapitalization and to pay related fees and expenses. The revolving credit facility may be used to provide ongoing working capital and for other general corporate purposes. Amounts available under this revolving credit were reduced by $0.1 million of letters of credit outstanding at September 30, 2005. The terms of our senior secured credit facilities require that a significant portion of our excess cash flow be devoted to reducing amounts outstanding under these facilities. Under the terms of our senior secured credit facilities we are required to maintain financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our allowable capital expenditures. We believe we were in compliance with all of our debt covenants that were applicable as of September 30, 2005.
On April 14, 2005, we entered into an Amended and Restated Credit Agreement pursuant to which some of the terms in our original credit agreement were modified. Among other things, the Amended and Restated Credit Agreement and related documents provide the following.
•	The Applicable Margin over LIBOR on which our interest expense is based was reduced from 275 basis points to 225 basis points, with further reductions possible dependent on our leverage ratio and credit ratings. Until April 14, 2006, we will be required to pay as a fee to Banc of America Securities, our agent with respect to the Amended Agreement, 50% of the savings in interest expense between what we would have paid under the terms of the original credit facility and what we actually pay. This fee will be paid monthly and is included in interest expense in our financial statements.

•	The Excess Cash Flow Sweep percentage reduces from 75% to 50% at leverage levels below 4.25x and is eliminated at leverage levels below 3.0x.

•	The requirement to devote 50% of the net proceeds on a Qualifying IPO to prepay borrowings under the Term Loan is eliminated.

•	The Company must use net proceeds from a Qualifying IPO to redeem up to 35% of the senior subordinated notes at the redemption price specified in the Indenture governing the notes.

•	Capital expenditures may not exceed $8 million per annum.
On March 10, 2004, we completed a private placement offering of $235.0 million 8 3/4% senior subordinated notes due 2012 (the “Notes”). All of the GCA’s existing and future domestic wholly owned subsidiaries are guarantors of the Notes on a senior subordinated basis. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes.
Interest on the Notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. On October 31, 2005, $82.25 million or 35% of these Notes were redeemed at a price of 108.75% of face, out of the net proceeds from our equity offering. On or after March 15, 2008, the Company may redeem all or a portion of the Notes at redemption prices of 104.375% on or after March 15, 2008, 102.188% on or after March 15, 2009 or 100.000% on or after March 15, 2010.
Other Liquidity Needs and Resources
On September 23, 2005, the Company completed an initial public offering of 9.0 million shares of common stock, and on October 12, 2005, the underwriters exercised their over allotment option to purchase an additional 1.1 million shares of common stock from the Company. The total proceeds to the Company from the offering (after deducting underwriting discounts and commissions) were $130.9 million. As described elsewhere herein, the Company has used (or has committed to use) $119.4 million of these funds to redeem indebtedness (including a redemption premium) and to acquire a patent. The remaining $11.5 million of the initial public offering proceeds are available to us for normal operating requirements.
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our ATMs pursuant to a treasury services agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by the average London Interbank Offered Rate, or LIBOR, for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of September 30, 2005, the rate in effect, inclusive of the 25 basis points margin, was 4.0%, and the currency supplied by Bank of America, N.A. pursuant to this agreement was $299.4 million.
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
Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to QuikPlay. Our obligation to invest additional capital in QuikPlay is conditioned upon capital calls, which are in our sole discretion. As of September 30, 2005, we had invested a total of $3.7 million in QuikPlay.
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
Off-Balance Sheet Arrangements
We obtain currency to meet the normal operating requirements of our domestic ATMs and automated cashier machines (“ACM”) pursuant to a treasury services agreement with Bank of America, N.A. Under this agreement, all currency supplied by Bank of America, N.A. remains the sole property of Bank of America, N.A. at all times until it is dispensed, at which time Bank of America, N.A. obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. Because Bank of America, N.A. obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America, N.A. pursuant to the treasury services agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
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
Critical Accounting Policies
The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. There were no newly identified significant accounting estimates in the three and nine months ended September 30, 2005, nor were there any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2004, included in the Company’s Registration Statement on Form 424B4 (No. 333-123514) filed on September 23, 2005.

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
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to a treasury services agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of September 30, 2005, the rate in effect, inclusive of the 25 basis points margin, was 4.0% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $299.4 million. Based upon the average outstanding amount of currency to be supplied by Bank of America, N.A. pursuant to this agreement during the first nine months of 2005, which was $272.3 million, each 1% change in the applicable LIBOR rate would have a $2.7 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. Our interest expense on these credit facilities is the applicable LIBOR rate plus a margin of 225 basis points for the term loan portion and LIBOR plus 225 basis points for the revolving credit portion. The margin for the term loan portion may decrease if our leverage ratio, as defined, decreases. At September 30, 2005, we had $0 drawn under the revolving credit portion and we had $206.2 million outstanding under the term loan portion at an interest rate, including the margin, of 6.1%. Based upon the outstanding balance on the term loan of $206.2 million on September 30, 2005, each 1% increase in the applicable LIBOR rate would add an additional $2.1 million of interest expense over a 12-month period.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings at the reasonable assurance level.
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

ITEM 6. EXHIBITS

Exhibit No.	Description.
10.1(1)	Amendment No. 1, dated as of August 26, 2005, to the Amended and Restated Credit Agreement, dated as of April 13, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer.

10.1(2)	Employment Agreement, dated as of September 12, 2005, by and between Global Cash Access, Inc. and Kathryn S. Lever

10.1(3)	Notice of Stock Option Award and Stock Option Award Agreement, dated as of September 12, 2005, by and between Global Cash Access Holdings, Inc. and Kathryn S. Lever

31.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated November 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated November 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated November 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated November 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report of Global Cash Access, Inc. on Form 8-K (File No. 333-117218) filed with the SEC on August 30, 2005.

(2)	Incorporated by reference to Exhibit 10.1 to the Current Report of Global Cash Access, Inc. on Form 8-K (File No. 333-117218) filed with the SEC on September 12, 2005.

(3)	Incorporated by reference to Exhibit 10.2 to the Current Report of Global Cash Access, Inc. on Form 8-K (File No. 333-117218) filed with the SEC on September 12, 2005.

*	Filed herewith.

SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 11, 2005	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

/s/ Harry C. Hagerty
Harry C. Hagerty
Chief Financial Officer (For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Amendment No. 1, dated as of August 26, 2005, to the Amended and Restated Credit Agreement, dated as of April 13, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer.

10.1(2)	Employment Agreement, dated as of September 12, 2005, by and between Global Cash Access, Inc. and Kathryn S. Lever

10.1(3)	Notice of Stock Option Award and Stock Option Award Agreement, dated as of September 12, 2005, by and between Global Cash Access Holdings, Inc. and Kathryn S. Lever

31.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated November 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated November 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access, Inc. dated November 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access, Inc. dated November 11, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report of Global Cash Access, Inc. on Form 8-K (File No. 333-117218) filed with the SEC on August 30, 2005.

(2)	Incorporated by reference to Exhibit 10.1 to the Current Report of Global Cash Access, Inc. on Form 8-K (File No. 333-117218) filed with the SEC on September 12, 2005.

(3)	Incorporated by reference to Exhibit 10.2 to the Current Report of Global Cash Access, Inc. on Form 8-K (File No. 333-117218) filed with the SEC on September 12, 2005.

*	Filed herewith