Form 10-Q
period 2006-06-30
Global Cash Access, Inc.
filed 2006-08-14
CIK 1296347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file no 001 - 32622
GLOBAL CASH ACCESS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	20-0723270

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

3525 EAST POST ROAD, SUITE 120 LAS VEGAS, NEVADA	89120

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of August 8, 2006, there were 82,301,834 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$58,635	$35,123
Settlement receivables	24,943	60,164
Receivables, other	7,307	7,355
Prepaid and other assets	9,830	10,959
Property, equipment and leasehold improvements, net	17,940	10,579
Goodwill, net	156,785	156,756
Other intangibles, net	20,119	22,006
Deferred income taxes, net	199,441	207,476

Total assets	$495,000	$510,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$26,832	$59,782
Accounts payable	22,844	20,413
Accrued expenses	14,563	14,178
Borrowings	316,791	321,412

Total liabilities	381,030	415,785

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	273	149

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 81,688 and 81,554 shares outstanding at June 30, 2006 and December 31, 2005, respectively	82	82
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares shares outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Additional paid in capital	134,484	128,886
Accumulated deficit	(22,967)	(36,210)
Accumulated other comprehensive income	2,098	1,726

Total stockholders’ equity	113,697	94,484

Total liabilities and stockholders’ equity	$495,000	$510,418

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Cash advance	$69,143	$57,933	$136,198	$114,710
ATM	54,586	45,217	107,746	88,989
Check services	7,459	6,734	14,703	13,043
Central Credit and other revenues	2,388	2,576	4,764	5,383

Total revenues	133,576	112,460	263,411	222,125

Cost of revenues (exclusive of depreciation and amortization)	(94,292)	(75,987)	(185,643)	(148,452)
Operating expenses	(16,636)	(12,288)	(31,926)	(24,301)
Amortization	(1,384)	(1,295)	(2,886)	(2,659)
Depreciation	(1,050)	(1,932)	(2,115)	(3,884)

OPERATING INCOME	20,214	20,958	40,841	42,829

INTEREST INCOME (EXPENSE), NET
Interest income	868	181	1,424	633
Interest expense	(10,701)	(10,828)	(20,949)	(21,760)

Total interest income (expense), net	(9,833)	(10,647)	(19,525)	(21,127)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	10,381	10,311	21,316	21,702
INCOME TAX PROVISION	(4,140)	(3,712)	(8,147)	(7,813)

INCOME BEFORE MINORITY OWNERSHIP LOSS	6,241	6,599	13,169	13,889

MINORITY OWNERSHIP LOSS, NET OF TAX	38	44	74	94

NET INCOME	6,279	6,643	13,243	13,983
Foreign currency translation, net of tax	319	(55)	372	(169)

COMPREHENSIVE INCOME	$6,598	$6,588	$13,615	$13,814

Earnings per share
Basic	$0.08	$0.21	$0.16	$0.43

Diluted	$0.08	$0.09	$0.16	$0.20

Weighted average number of common shares outstanding
Basic	81,619	32,175	81,588	32,175
Diluted	82,230	71,699	81,965	71,699
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,243	$13,983
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	853	990
Amortization of intangibles	2,886	2,659
Depreciation	2,115	3,884
Gain on sale or disposal of assets	(5)	—
Provision for bad debts	3,011	—
Deferred income taxes	8,035	6,780
Minority ownership loss	(116)	(94)
Stock-based compensation	4,323	—
Changes in operating assets and liabilities:
Settlement receivables	35,413	10,375
Receivables, other	(2,288)	(312)
Prepaid and other assets	447	(1,969)
Settlement liabilities	(33,133)	(17,800)
Accounts payable	2,425	(3,349)
Accrued expenses	173	1,369

Net cash provided by operating activities	37,382	16,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(9,453)	(2,671)
Purchase of other intangibles	(999)	(433)

Net cash used in investing activities	(10,452)	(3,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	(4,621)	(34,286)
Debt issuance costs	(139)	(90)
Proceeds from exercise of stock options	1,287	—
Minority capital contributions	240	280

Net cash used in financing activities	(3,233)	(34,096)

(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(185)	$75

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,512	(20,609)

CASH AND CASH EQUIVALENTS—Beginning of period	35,123	49,577

CASH AND CASH EQUIVALENTS—End of period	$58,635	$28,968

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$19,809	$20,585

Cash paid for income taxes, net of refunds	$537	$1,934

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BUSINESS AND BASIS OF PRESENTATION

Business—Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (‘‘GCA’’). Unless otherwise indicated, the terms ‘‘the Company,’’ “Holdings,” ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries. Holdings was formed on February 4, 2004, to hold all of the outstanding capital stock of GCA and to guarantee the obligations under GCA’s senior secured credit facilities. The accompanying condensed consolidated financial statements present the operations of the Company as-if Holdings had been in existence for all periods presented.

GCA is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries. GCA’s subsidiaries are: CashCall Systems Inc. (“CashCall”), GCA Canada Inc. (“GCA Canada”), Global Cash Access (BVI), Inc. (“BVI”), Arriva Card, Inc. (“Arriva”), Global Cash Access Switzerland A.G. (“Swiss Co”) Innovative Funds Transfer, LLC, formerly known as QuikPlay, LLC (“IFT”), Global Cash Access (HK) Ltd. (“GCA HK”) and GCA (Macau), S.A. (“GCA Macau”).

The Company also owns and operates one of the leading credit reporting agencies in the gaming industry, Central Credit, LLC (“Central”), and provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central operates in both international and domestic gaming markets.

The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its consolidated subsidiaries: GCA, CashCall, Central, BVI, Arriva, Swiss Co, GCA Canada, IFT, GCA HK and GCA Macau.

Basis of Presentation—The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year. Certain amounts in the prior period financial statements and related notes have been reclassified to conform to the 2006 presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation— The unaudited condensed consolidated financial statements presented for the three and six months ended June 30, 2006 and 2005 and as of December 31, 2005 include the accounts of Global Cash Access Holdings, Inc., and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Applicable to Common Stock—In accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 128, Earnings per Share, basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock, which consists of convertible preferred stock, non-vested shares and assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding - basic	81,619	32,175	81,588	32,175
Potential dilution from conversion of preferred shares	—	39,325	—	39,325
Potential dilution from equity grants (1)	611	199	377	199

Weighted average common shares outstanding - diluted	82,230	71,699	81,965	71,699

(1)	- The potential dilution excludes stock options to acquire 3,406,221 and 3,046,930 shares of common stock at June 30, 2006 and June 30, 2005, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.
Stock-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Accordingly, prior period amounts have not been restated. Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation. Accordingly, no compensation expense was recognized because the exercise price of the stock options was equal to the market price of the stock on the date of grant.
In the three months and six months ended June 30, 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $2.4 million and $4.3 million, respectively. The incremental stock-based compensation expense caused income before income tax provision and minority loss to decrease by $2.4 million and $4.3 million, respectively, and net income to decrease by $1.7 million and $3.2 million, respectively. In the three months ended June 30, 2006, basic and diluted earnings per share were decreased by $0.02 per share, while in the six months ended June 30, 2006 basic and diluted earnings per share were decreased by $0.04 per share from the expense associated with the incremental stock-based compensation expense.

The following table details the effect on net income and earnings per share had the compensation expense for the employee stock-based awards been recorded based on the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation, in the three and six months ended June 30, 2005 (amounts in thousands):

	Three Months
	Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$6,643	$13,983
Less: total stock-based compensation determined under fair-value based method for all awards, net of tax	(947)	(1,823)

Pro forma net income	$5,696	$12,160

Pro forma earnings per share
Basic	$0.18	$0.38

Diluted	$0.08	$0.17

Pro forma weighted average number of common shares outstanding
Basic	32,175	32,175
Diluted	71,699	71,699
Recently Issued Accounting Pronouncements—In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. SFAS No. 155 will be effective for the Company beginning in the first quarter of 2007. This pronouncement primarily resolves certain issues addressed in the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, concerning beneficial interests in securitized financial assets. The Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the 2007 fiscal year. The Company is evaluating any future effect of this pronouncement.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

3.	ATM FUNDING AGREEMENTS

Bank of America Amended Treasury Services Agreement— On March 8, 2004, the Company entered into an Amendment of the Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. At June 30, 2006, the outstanding balance of ATM cash utilized by GCA was $356.8 million and the cash usage interest rate in effect was 5.6%.

Site Funded ATMs— GCA operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying balance sheets and was $12.6 million and $15.6 million as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, GCA operated 299 and 203 devices (ATMs and redemption kiosks), respectively, that were site funded.

4.	COMMITMENTS AND CONTINGENCIES

Litigation Claims and Assessments

Canadian Goods and Services Tax (‘‘GST’’)— In April 2004, CashCall was notified through one of its customers that the Canadian Revenue Agency (‘‘CRA’’) Appeals Division had taken a position, on audit of the customer’s two locations, that the customer was liable for GST on commissions it received in connection with the cash advance services provided by CashCall. The CRA’s position is disputed by both CashCall and the customer based upon their interpretation of the Canadian Excise Tax Act (‘‘ETA’’).

In December 2004, the Company paid the amount assessed related to the customer, and the customer remitted such amount to the CRA. In February 2005, the Company filed a refund claim for taxes paid in error with CRA. This claim was denied as expected, and the Company is currently defending the rebate claim.

The Company believes the transactions performed in Canada are financial services transactions specifically exempted by the ETA and therefore not subject to GST. As the Company has paid these obligations and as there is uncertainty related to the ability to recover these amounts through the refund claim and appeals process, the Company has deemed it appropriate to expense this payment and accrue for a liability related to future payments for this customer. In the three and six months ended June 30, 2006 and 2005, the Company has recorded minimal amounts in operating expenses related to this potential tax exposure in the accompanying consolidated income statements.

Patent Infringement Litigation — On October 22, 2004, we and USA Payments, as co-plaintiffs, filed a complaint in United States District Court, District of Nevada against U.S. Bancorp d/b/a U.S. Bank, Certegy Inc., Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. alleging the infringement of the patented “3-in-1 rollover” functionality. In this litigation, we are seeking an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent. In its response, the defendants have denied infringement and have asserted patent invalidity. In addition, the defendants have asserted various antitrust and unfair competition counterclaims.

Compliance Letters from MasterCard International, Inc. and Visa USA— In the normal course of business, the Company routinely receives letters from MasterCard International, Inc. and Visa USA (the ‘‘Associations’’) regarding non-compliance with various aspects of the respective Associations bylaws and regulations as they relate to transaction processing. The Company is periodically involved in discussions with its sponsoring bank and the Associations to resolve these issues. It is the opinion of management that all of the issues raised by the Associations will be resolved in the normal course of business and related changes to the bankcard transaction processing, if any, will not result in material adverse impact to the financial results of the Company.

Customer Commission Litigation— In March 2006 and thereafter, we were named as a defendant in actions commenced by the subsidiaries of a former customer alleging commissions were owed following the expiration of our agreements with such subsidiaries. In July 2006, we settled all of the claims with an aggregate payment of $200,000 to the subsidiaries and these actions were dismissed with prejudice. The expense associated with this settlement was recorded in operating expenses in the second quarter of 2006.

The Company is threatened with or named as a defendant in various lawsuits in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Registration Agreement

The Company and some of its stockholders are party to a Registration Agreement. The Registration Agreement provides the stockholders with rights to cause the Company to register their shares of Common Stock on a registration statement filed with the Securities and Exchange Commission. Under the terms of this agreement, some holders of registration rights may require the Company to file a registration statement under the Securities Act at the Company’s expense with respect to their shares of Common Stock. Under this agreement, the Company has agreed to bear all registration and offering expenses (other than underwriting discounts and commissions and fees), and specific fees and disbursements of counsel of the holders of registration rights. The Company has agreed to indemnify the holders of registration rights against specific liabilities under the Securities Act.

Arriva Origination Commitments

Arriva entered into separate agreements with CIT Bank and with Fiserv Solutions, Inc., all of which are effective as of March 2006, related to the issuance, underwriting and processing of our private label credit card. Under the terms of the agreements with CIT Bank, Arriva is committed to pay CIT Bank a minimum of $0.2 million in consumer origination fees and $0.1 million in other operating expenses during the first 18 months of the term. After meeting these commitments, Arriva may cancel these agreements during the first 18 months of the term without any additional penalty. Under the terms of the agreement with Fiserv Solutions, Inc., Arriva is also committed to pay $0.5 million in termination fees to Fiserv Solutions, Inc. if the arrangement is terminated during the first 18 months of the term.

Innovative Funds Transfer, LLC Required Capital Investment

Pursuant to the terms of our agreement with International Game Technology (“IGT”), we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of June 30, 2006, we had invested a total of $4.0 million in IFT, and are committed to invest up to $2.0 million in additional capital investments if required.

5.	BORROWINGS

Senior Secured Credit Facility— In April 2005, GCA and Holdings entered into an Amended and Restated Credit Facility (the “Amended Credit Facility”). Borrowings under the Amended Credit Facility bear interest, at the Company’s option, at either i) a base rate plus an applicable margin or ii) LIBOR plus an applicable margin. In January 2006, the Company received a credit rating upgrade and had reduced the overall leverage ratio to qualify for a decrease of the applicable margin applied to the borrowings under the term loan portion and the revolving portion of the Amended Credit Facility. Beginning April 2006, the applicable margin for LIBOR loans was reduced from 2.25% to 1.75% while the applicable margin for base rate loans was reduced from 1.25% to 0.75%.

At June 30, 2006 and December 31, 2005, borrowings under the term loan portion of the Amended Credit Facility were $164.0 million and $168.6 million, respectively. In the three and six months ended June 30, 2006, the Company made repayments on the term loan of $2.3 million and $4.6 million, respectively. The interest rate in effect at June 30, 2006 was 7.1%. In addition to scheduled quarterly principal repayments and based upon the Company’s leverage ratio at December 31, 2005, GCA is required to make an annual repayment of 50% of the excess cash flow as defined in the Amended Credit Facility. As our additional voluntary prepayments in 2005 exceeded our required excess cash flow payment for 2005, no excess cash flow payment was required in 2006.

Under the terms of our Amended Credit Facility we are required to comply with financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our allowable capital expenditures. The Company believes it was in compliance with all of its debt covenants that were applicable as of June 30, 2006. We expect that our capital expenditures for 2006 will exceed the maximum allowed by our covenants. Under terms of the Amended Credit Facility, this would result in an event of default. If we are unable to obtain from the lenders a written waiver or modification of such covenant related to this event of default the lenders have several remedies available to them, up to and including, acceleration of repayment of all outstanding amounts under the senior secured credit facilities. The Company intends to seek a waiver or modification of this covenant or to refinance the senior secured credit facility in its entirety prior to December 31, 2006.

As of June 30, 2006, the Company had $3.1 million in letters of credit issued and outstanding, which reduced amounts available under the revolving portion of the Amended Credit Facility.

6.	BENEFIT PLANS

Stock Options—The Company has issued stock options to directors, officers and key employees under the 2005 Stock Incentive Plan (the “2005 Plan”). Generally, options under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Stock options are issued at the current market price on the date of grant, with a contractual term of 10 years. The shares to be issued pursuant to option exercises may be authorized, but unissued, or reacquired common stock. The grant date fair value is calculated using the Black-Scholes option valuation model. In addition to the 2005 Plan, the Company has granted our Chief Financial Officer options to acquire 722,215 shares of common stock as part of his employment agreement in 2004. The terms of these options are similar to those found in the 2005 Plan.

The fair value of the options granted during the three and six months ended June 30, 2006 and 2005 were estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	36.9%	50.0%	42.9%	50.0%
Risk-free interest rate	5.0%	4.0%	4.8%	3.7%
Expected life of stock options (in years)	6.3	6.0	6.3	6.0
     The expected life (estimated period of time outstanding) of options granted was estimated using the expected exercise behavior of employees.
The expected volatility was based on an estimate of the volatility for similar companies within our industry that have recently completed an initial public offering of common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of award activity under the Company’s stock option plans as of June 30, 2006 and changes during the three and six month periods then ended is as follows:

		Weighted
		Average	Weighted
		Exercise	Average Life	Aggregate
	Options	Prices	Remaining	Intrinsic Value
				(In thousands)
Outstanding — December 31, 2005	4,079,145	$12.94	9.0 years	$27,502

Granted	55,000	15.79
Exercised	(11,650)	13.99
Forfeited	(2,500)	13.99

Outstanding — March 31, 2006	4,119,995	$12.97	8.8 years	$27,871

Granted	65,000	18.94
Exercised	(122,807)	9.15
Forfeited	(33,752)	13.99

Outstanding — June 30, 2006	4,028,436	$13.17	8.6 years	$27,593

Exercisable — June 30, 2006	1,309,319	$12.87	8.5 years	$8,778

The weighted-average grant-date fair value per share of the options granted during the three months ended June 30, 2006 and 2005 was $8.64 and $7.33, respectively. The weighted-average grant-date fair value per share of the options granted during the six months ended June 30, 2006 and 2005 was $8.60 and $7.27, respectively.

During the three and six months ended June 30, 2006 we received $1.1 million and $1.3 million in cash from the exercise of stock options, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.6 million and $0.7 million, respectively. There were no stock option exercises in 2005. As of June 30, 2006, there was $17.4 million in unrecognized compensation expense related to options expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.

Restricted Stock— In March 2006, the Company awarded 619,747 shares of time-based restricted common stock to employees. These shares will vest over a period of four years. A summary of non-vested share awards for the Company’s time-based restricted shares as of June 30, 2006 and changes during the three month period is as follows:

Shares
Outstanding
Balance — December 31, 2005	—

Granted	619,747
Vested	—
Forfeited	—

Balance — March 31, 2006	619,747

Granted	—
Vested	—
Forfeited	(7,500)

Balance — June 30, 2006	612,247

There were no time-based restricted shares vested during the three and six months ended June 30, 2006 or 2005. As of June 30, 2006, there was $9.0 million in unrecognized compensation expense related to time-based restricted shares expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 3.6 years.

7.	RELATED PARTY TRANSACTIONS

M&C International (“M&C”) is the owner of approximately 24.7% of the outstanding equity interests of Holdings. An affiliate of Bank of America Corporation owns approximately 3.8% of the equity interests of Holdings.

The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time we entered into these agreements and during the periods presented, Infonox was controlled by the principals of M&C and family members of one of our directors. These family members now own approximately 60% of the ownership interests, and hold two of the three director seats, of Infonox. The software development costs are capitalized and reflected in intangible assets in the unaudited condensed consolidated balance sheets and the system maintenance is classified in operating expenses in the unaudited condensed consolidated statements of income.

The Company obtains transaction processing services from USA Payments, a company controlled by the principals of M&C, pursuant to the Amended and Restated Agreement for Electronic Payment Processing. Under terms of this agreement, GCA pays a fee to USA Payments for transaction processing services, which is reflected in cost of revenues (exclusive of depreciation and amortization), and pays other directly identifiable operating expenses that are included within operating expenses in the unaudited condensed consolidated statements of income. Pursuant to this agreement, GCA is obligated to pay USA Payments a monthly fixed processing fee and transaction fees that total $2.3 million annually through the termination of this agreement in March 2014. Additionally, we reimburse USA Payments for invoices related mainly to gateway fees and other processing charges incurred on behalf of the Company from unrelated third parties these expenses are also classified as part of cost of revenues (exclusive of depreciation and amortization).

The Company uses Bank of America, N.A., an affiliate of Bank of America Corporation, for general corporate banking purposes and is charged monthly servicing fees for these services, which are included in operating expenses. In connection with the Amendment of the Treasury Services Agreement, GCA obtains cash for our ATMs from Bank of America, N.A. The fees paid to Bank of America, N.A. for the preparation of the cash used in our ATMs is included within operating expenses, while the cash usage fee is included as part of interest expense.

In April 2005, Banc of America Securities LLC, an affiliate of Bank of America Corporation, acted as financial advisor to the Company in connection with the Amended Credit Facility. As a fee for those services, we were obligated to pay Banc of America Securities LLC 50% of the difference between the interest expense we pay under the Amended Credit Facility and what we would have paid under the prior credit facility. Our obligation to pay this fee ended in April 2006. For its services as financial advisor in connection with the Amended Credit Facility, we incurred and paid a total of $0.5 million to Banc of America Securities LLC, which is included as part of capitalized debt issuance costs in prepaid and other assets in the accompanying balance sheets. During the three and six months ended June 30, 2006, the Company incurred approximately $30 thousand and $100 thousand in fees related to the financial advisory services, respectively.
The following table represents the transactions with related parties for the three and six months ended June 30, 2006 and 2005 (amounts in thousands):

Name of		June 30,		June 30,
Related Party	Description of Transaction	2006	2005	2006	2005
M&C Affiliates:

Infonox on the Web	Software development costs and maintenance expense included in operating expenses and other intangibles, net	$872	$382	$1,284	$822

USA Payments	Transaction processing charges included in cost of revenues	823	809	1,676	1,523

USA Payments	Pass through billing related to gateway fees, telecom and other items included in cost of revenues and operating expenses	358	309	633	603

Bank of America, N.A.:

Bank of America, N.A.	Bank fees and cash preparation fees for cash accounts maintained included within operating expenses	419	431	820	866

Bank of America, N.A.	Cash usage fee included within interest expense	$3,991	$2,238	$7,518	$4,220

The following table details the amounts due from (to) these related parties that are recorded as part of receivables, other, accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2006	2005
M&C and related companies	$31	$11
Bank of America, N.A.	141	3

Total included within receivables, other	$172	$14

USA Payments	$(388)	$(345)
Infonox on the Web	(157)	(171)
Bank of America, N.A.	(195)	(150)

Total included within accounts payable and accrued expenses	$(740)	$(666)

8.	SEGMENT INFORMATION

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

Other lines of business, none of which exceed the established materiality for segment reporting, include Western Union, direct marketing and IFT, among others.

The Company’s business is predominantly domestic, with no specific regional concentrations.

Major customers – On June 13, 2005, our largest customer, Harrah’s Entertainment, Inc. (“Harrah’s”) completed its acquisition of Caesars Entertainment, Inc. (“Caesars”), another customer of ours. For the three and six months ended June 30, 2006 and 2005, the combined revenues from all segments for this customer, assuming it had been combined for all periods presented, would have been approximately $23.4 million and $46.3 million and $20.5 million and $41.0 million, respectively representing 17.5% and 17.6% and 18.2% and 18.5% of the Company’s total consolidated revenues, respectively. On a historical basis, the combined revenues from all segments for Harrah’s for the three and six months ended June 30, 2005 was $12.3 million and $24.9 million representing 10.9% and 11.2% of the Company’s total consolidated revenues, respectively.

On April 25, 2005, MGM MIRAGE (“MGM”) acquired Mandalay Resort Group (“Mandalay”). Prior to December 2005, the Company did not have any cash advance revenue or ATM revenue from MGM, but did provide our full offering of services to Mandalay. For the three and six months ended June 30, 2006 and 2005, the combined revenues from all segments for MGM, assuming it had been combined for all periods presented, would have been approximately $13.8 million and $26.6 million, and $7.4 million and $14.9 million, respectively representing 10.4% and 10.1%, and 6.6% and 6.7% of the Company’s total consolidated revenues, respectively. On a historical basis, the combined revenues from all segments for MGM for the three and six months ended June 30, 2005 was $0.1 million and $0.2 million, respectively.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. The tables below present the results of operations for the three and six months ended June 30, 2006 and 2005 and total assets by operating segment as of June 30, 2006 and December 31, 2005 (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total
Three Months Ended June 30, 2006

Revenues	$69,143	$54,586	$7,459	$2,005	$383	$133,576
Depreciation and amortization	(968)	(1,321)	(8)	(20)	(117)	(2,434)
Operating income (loss)	10,343	7,094	1,983	1,050	(256)	20,214
Interest income	868	—	—	—	—	868
Interest expense	(3,474)	(6,733)	(375)	(101)	(18)	(10,701)
Income taxes	(3,085)	(188)	(626)	(369)	128	(4,140)
Minority ownership loss	—	—	—	—	38	38
Net income (loss)	$4,652	$173	$982	$580	$(108)	$6,279

Three Months Ended June 30, 2005

Revenues	$57,933	$45,217	$6,734	$2,245	$331	$112,460
Depreciation and amortization	(1,083)	(1,993)	(9)	(20)	(122)	(3,227)
Operating income	11,243	6,775	2,077	864	(1)	20,958
Interest income	181	—	—	—	—	181
Interest expense	(4,426)	(5,692)	(514)	(171)	(25)	(10,828)
Income taxes	(2,519)	(390)	(563)	(249)	9	(3,712)
Minority ownership loss	—	—	—	—	44	44
Net income	$4,479	$693	$1,000	$444	$27	$6,643

Six Months Ended June 30, 2006

Revenues	$136,198	$107,746	$14,703	$4,080	$684	$263,411
Depreciation and amortization	(1,940)	(2,777)	(17)	(39)	(228)	(5,001)
Operating income (loss)	20,478	14,276	4,514	2,125	(552)	40,841
Interest income	1,424	—	—	—	—	1,424
Interest expense	(6,945)	(13,012)	(750)	(208)	(34)	(20,949)
Income taxes	(5,737)	(521)	(1,427)	(727)	265	(8,147)
Minority ownership loss	—	—	—	—	74	74
Net income (loss)	$9,220	$743	$2,337	$1,190	$(247)	$13,243

Six Months Ended June 30, 2005

Revenues	$114,710	$88,989	$13,043	$4,599	$784	$222,125
Depreciation and amortization	(2,226)	(3,993)	(18)	(63)	(243)	(6,543)
Operating income	22,591	13,579	4,428	2,117	114	42,829
Interest income	633	—	—	—	—	633
Interest expense	(9,058)	(11,247)	(1,030)	(363)	(62)	(21,760)
Income taxes	(5,100)	(840)	(1,223)	(631)	(19)	(7,813)
Minority ownership loss	—	—	—	—	94	94
Net income	$9,066	$1,492	$2,175	$1,123	$127	$13,983

	June 30,	December 31,
	2006	2005
Total Assets
Cash advance	$307,004	$320,688
ATM	141,437	142,626
Check services	2,484	3,886
Credit reporting	44,053	43,162
Other	22	56

Total assets	$495,000	$510,418

9.	SUBSEQUENT EVENTS

On July 27, 2006, QuikPlay, LLC changed its name to Innovative Funds Transfer, LLC.

10.	GUARANTOR INFORMATION

In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). At June 30, 2006 and December 31, 2005 there were $152.8 million in Notes that were outstanding. The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. CashCall, GCA Canada, BVI , Swiss Co, GCA HK and GCA Macau, which are 100% owned non-domestic subsidiaries, and IFT, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
JUNE 30, 2006
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$54,217	$114	$4,304	$—	$58,635
Settlement receivables	—	24,478	—	465	—	24,943
Receivables, other	11	10,423	26,717	28	(29,872)	7,307
Prepaid and other assets	—	9,828	2	—	—	9,830
Investment in subsidiaries	108,097	71,034	—	—	(179,131)	—
Property, equipment and leasehold improvements, net	—	17,830	21	89	—	17,940
Goodwill, net	—	116,574	39,470	741	—	156,785
Other intangibles, net	—	19,403	481	235	—	20,119
Deferred income taxes, net	—	199,441	—	—	—	199,441

TOTAL	$108,108	$523,228	$66,805	$5,862	$(209,003)	$495,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

LIABILITIES:
Settlement liabilities	$—	$26,430	$—	$402	$—	$26,832
Accounts payable	—	22,680	15	149	—	22,844
Accrued expenses	—	48,957	850	216	(35,460)	14,563
Borrowings	—	316,791	—	—	—	316,791

Total liabilities	—	414,858	865	767	(35,460)	381,030

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	273	—	—	—	273

STOCKHOLDERS’ EQUITY	108,108	108,097	65,940	5,095	(173,543)	113,697

TOTAL	$108,108	$523,228	$66,805	$5,862	$(209,003)	$495,000

* Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2005
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$32,237	$276	$2,610	$—	$35,123
Settlement receivables	—	59,236	—	928	—	60,164
Receivables, other	—	136,213	22,737	37	(151,632)	7,355
Prepaid and other assets	—	10,946	1	12	—	10,959
Investment in subsidiaries	223,378	66,707	—	—	(290,085)	—
Property, equipment and leasehold improvements, net	—	10,485	3	91	—	10,579
Goodwill, net	—	116,574	39,471	711	—	156,756
Other intangibles, net	—	21,714	128	164	—	22,006
Deferred income taxes, net	—	207,476	—	—	—	207,476

TOTAL	$223,378	$661,588	$62,616	$4,553	$(441,717)	$510,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$59,017	$—	$765	$—	$59,782
Accounts payable	—	20,103	70	240	—	20,413
Accrued expenses	—	37,529	58	(671)	(22,738)	14,178
Borrowings	—	321,412	—	—	—	321,412

Total liabilities	—	438,061	128	334	(22,738)	415,785

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	149	—	—	—	149

STOCKHOLDERS’ EQUITY	223,378	223,378	62,488	4,219	(418,979)	94,484

TOTAL	$223,378	$661,588	$62,616	$4,553	$(441,717)	$510,418

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2006
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$67,762	$—	$1,381	$—	$69,143
ATM	—	54,586	—	—	—	54,586
Check services	—	4,676	2,783	—	—	7,459
Central Credit and other revenues	6,279	2,259	2,007	26	(8,183)	2,388

Total revenues	6,279	129,283	4,790	1,407	(8,183)	133,576

Cost of revenues (exclusive of depreciation and amortization)	—	(91,369)	(2,146)	(777)	—	(94,292)
Operating expenses	—	(15,366)	(957)	(471)	158	(16,636)
Amortization	—	(1,338)	(28)	(18)	—	(1,384)
Depreciation	—	(1,037)	(2)	(11)	—	(1,050)

OPERATING INCOME	6,279	20,173	1,657	130	(8,025)	20,214

INTEREST INCOME (EXPENSE), NET
Interest income	—	832	—	36	—	868
Interest expense	—	(10,701)	—	—	—	(10,701)

Total interest income (expense) , net	—	(9,869)	—	36	—	(9,833)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	6,279	10,304	1,657	166	(8,025)	10,381

INCOME TAX PROVISION	—	(4,063)	—	(77)	—	(4,140)

INCOME BEFORE MINORITY OWNERSHIP LOSS	6,279	6,241	1,657	89	(8,025)	6,241

MINORITY OWNERSHIP LOSS, NET OF TAX	—	38	—	—	—	38

NET INCOME	$6,279	$6,279	$1,657	$89	$(8,025)	$6,279

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2006
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$133,535	$—	$2,663	$—	$136,198
ATM	—	107,746	—	—	—	107,746
Check services	—	9,589	5,114	—	—	14,703
Central Credit and other revenues	13,243	4,505	4,082	48	(17,114)	4,764

Total revenues	13,243	255,375	9,196	2,711	(17,114)	263,411

Cost of revenues (exclusive of depreciation and amortization)	—	(180,368)	(3,712)	(1,563)	—	(185,643)
Operating expenses	—	(29,339)	(1,986)	(910)	309	(31,926)
Amortization	—	(2,806)	(45)	(35)	—	(2,886)
Depreciation	—	(2,091)	(2)	(22)	—	(2,115)

OPERATING INCOME	13,243	40,771	3,451	181	(16,805)	40,841

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,359	—	65	—	1,424
Interest expense	—	(20,949)	—	—	—	(20,949)

Total interest income (expense) , net	—	(19,590)	—	65	—	(19,525)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	13,243	21,181	3,451	246	(16,805)	21,316

INCOME TAX PROVISION	—	(8,012)	—	(135)	—	(8,147)

INCOME BEFORE MINORITY OWNERSHIP LOSS	13,243	13,169	3,451	111	(16,805)	13,169

MINORITY OWNERSHIP LOSS, NET OF TAX	—	74	—	—	—	74

NET INCOME	$13,243	$13,243	$3,451	$111	$(16,805)	$13,243

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2005
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$56,706	$—	$1,227	$—	$57,933
ATM	—	45,217	—	—	—	45,217
Check services	—	6,381	353	—	—	6,734
Central Credit and other revenues	6,643	1,360	2,245	24	(7,696)	2,576

Total revenues	6,643	109,664	2,598	1,251	(7,696)	112,460

Cost of revenues (exclusive of depreciation and amortization)	—	(74,750)	(489)	(748)	—	(75,987)
Operating expenses	—	(10,840)	(1,229)	(386)	167	(12,288)
Amortization	—	(1,272)	(17)	(6)	—	(1,295)
Depreciation	—	(1,927)	—	(5)	—	(1,932)

OPERATING INCOME	6,643	20,875	863	106	(7,529)	20,958

INTEREST INCOME (EXPENSE), NET
Interest income	—	163	—	18	—	181
Interest expense	—	(10,828)	—	—	—	(10,828)

Total interest income (expense) , net	—	(10,665)	—	18	—	(10,647)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	6,643	10,210	863	124	(7,529)	10,311

INCOME TAX PROVISION	—	(3,611)	—	(101)	—	(3,712)

INCOME BEFORE MINORITY OWNERSHIP LOSS, NET OF TAX	6,643	6,599	863	23	(7,529)	6,599

MINORITY OWNERSHIP LOSS, NET OF TAX	—	44	—	—	—	44

NET INCOME	$6,643	$6,643	$863	$23	$(7,529)	$6,643

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2005
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$112,290	$—	$2,420	$—	$114,710
ATM	—	88,989	—	—	—	88,989
Check services	—	12,598	445	—	—	13,043
Central Credit and other revenues	13,983	3,284	4,599	46	(16,529)	5,383

Total revenues	13,983	217,161	5,044	2,466	(16,529)	222,125
Cost of revenues (exclusive of depreciation and amortization)	—	(146,399)	(539)	(1,514)	—	(148,452)
Operating expenses	—	(21,625)	(2,269)	(698)	291	(24,301)
Amortization	—	(2,596)	(57)	(6)	—	(2,659)
Depreciation	—	(3,875)	—	(9)	—	(3,884)

OPERATING INCOME	13,983	42,666	2,179	239	(16,238)	42,829

INTEREST INCOME (EXPENSE), NET
Interest income	—	590	—	43	—	633
Interest expense	—	(21,760)	—	—	—	(21,760)

Total interest income (expense) , net	—	(21,170)	—	43	—	(21,127)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	13,983	21,496	2,179	282	(16,238)	21,702

INCOME TAX PROVISION	—	(7,607)	—	(206)	—	(7,813)

INCOME BEFORE MINORITY OWNERSHIP LOSS, NET OF TAX	13,983	13,889	2,179	76	(16,238)	13,889

MINORITY OWNERSHIP LOSS, NET OF TAX	—	94	—	—	—	94

NET INCOME	$13,983	$13,983	$2,179	$76	$(16,238)	$13,983

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,243	$13,243	$3,451	$111	$(16,805)	$13,243
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	—	853	—	—	—	853
Amortization of intangibles	—	2,806	45	35	—	2,886
Depreciation	—	2,091	2	22	—	2,115
Gain on disposal of assets	—	(5)	—	—	—	(5)
Write-off of bad debt	—	—	3,011	—	—	3,011
Deferred income taxes	—	8,035	—	—	—	8,035
Equity income in subsidiaries	(13,243)	(3,562)	—	—	16,805	—
Minority ownership loss	—	(116)	—	—	—	(116)
Stock-based compensation	—	4,323	—	—	—	4,323
Changes in operating assets and liabilities:
Settlement receivables	—	34,893	—	520	—	35,413
Receivables, other	—	(8,103)	(6,989)	81	12,723	(2,288)
Prepaid and other assets	—	436	(1)	12	—	447
Settlement liabilities	—	(32,703)	—	(430)	—	(33,133)
Accounts payable	—	2,576	(54)	(97)	—	2,425
Accrued expenses	—	11,279	792	825	(12,723)	173

Net cash provided by operating activities	—	36,046	257	1,079	—	37,382

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	$—	$(9,415)	$(20)	$(18)	$—	$(9,453)
Purchase of other intangibles	—	(495)	(399)	(105)	—	(999)
Investments in subsidiaries	(1,287)	(360)	—	—	1,647	—

Net cash used in investing activities	(1,287)	(10,270)	(419)	(123)	1,647	(10,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(4,621)	—	—	—	(4,621)
Debt issuance costs	—	(139)	—	—	—	(139)
Proceeds from equity offering	—	—	—	—	—	—
Exercise of stock options	1,287	—	—	—	—	1,287
Minority capital contributions	—	—	—	—	240	240
Capital contributions	—	1,287	—	600	(1,887)	—

Net cash provided by (used in) financing activities	1,287	(3,473)	—	600	(1,647)	(3,233)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(323)	—	138	—	(185)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	21,980	(162)	1,694	—	23,512

CASH AND CASH EQUIVALENTS—Beginning of period	—	32,237	276	2,610	—	35,123

CASH AND CASH EQUIVALENTS—End of period	$—	$54,217	$114	$4,304	$—	$58,635

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,983	$13,983	$2,179	$76	$(16,238)	$13,983
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of financing costs	—	990	—	—	—	990
Amortization of intangibles	—	2,596	57	6	—	2,659
Depreciation	—	3,875	—	9	—	3,884
Deferred income taxes	—	6,780	—	—	—	6,780
Equity income in subsidiaries	(13,983)	(2,255)	—	—	16,238	—
Minority ownership loss	—	(94)	—	—	—	(94)
Changes in operating assets and liabilities:
Settlement receivables	—	10,290	—	85	—	10,375
Receivables, other	—	(2,110)	(1,975)	—	3,773	(312)
Prepaid and other assets	—	(1,978)	(3)	12	—	(1,969)
Settlement liabilities	—	(17,560)	—	(240)	—	(17,800)
Accounts payable	—	(2,867)	(371)	(111)	—	(3,349)
Accrued expenses	—	4,549	72	521	(3,773)	1,369

Net cash provided by (used in) operating activities	—	16,199	(41)	358	—	16,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(2,519)	(4)	(148)	—	(2,671)
Purchase of other intangibles	—	(170)	(183)	(80)	—	(433)
Investments in subsidiaries	(700)	(700)	—	—	1,400	—

Net cash used in investing activities	(700)	(3,389)	(187)	(228)	1,400	(3,104)

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	$—	$(34,286)	$—	$—	$—	$(34,286)
Debt issuance costs	—	(90)	—	—	—	(90)
Minority capital contributions	—	280	—	—	—	280
Capital contributions	—	700	—	700	(1,400)	—

Net cash (used in) provided by financing activities	—	(33,396)	—	700	(1,400)	(34,096)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	129	—	(54)	—	75

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(700)	(20,457)	(228)	776	—	(20,609)

CASH AND CASH EQUIVALENTS—Beginning of period	700	45,037	662	3,178	—	49,577

CASH AND CASH EQUIVALENTS—End of period	$—	$24,580	$434	$3,954	$—	$28,968

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of the foregoing and similar expressions regarding beliefs, plans, expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: in Part I, Item 1, (1) our opinion that all of the issues raised by the card associations will be resolved in the ordinary course of business and that related changes to the bankcard transaction processing will not result in a material adverse impact on us; (2) our opinion that the final resolution of pending or threatened litigation in the aggregate is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position (3) our intention to seek a waiver or modification of debt covenants or our ability to refinance the senior secured credit facility in its entirety prior to December 31, 2006; (4) our expectations relevant to the vesting of our stock options and our restricted stock and the recognition of those cost on a straight-line basis over a weighted average period of 2.5 years and 3.6 years, respectively; in Part I, Item 2, (5) statements regarding our recognition and enjoyment of a net tax asset in connection with our conversion to a taxable corporate entity and the pro forma effect of such conversion; (6) our expectation that commissions, interchange and warranty expenses will continue to increase, and that, in the balance of 2006, cost of revenues (excluding depreciation and amortization) will increase at a rate faster than revenues; (7) our estimate that the effective tax rate for 2006 will be 37.9% for the purposes of determining the provision for income taxes; (8) our expectation that capital expenditures for 2006 will exceed the maximum allowed by our debt covenants and our intention or ability to obtain a waiver of this capital expenditure restriction or to refinance our senior secured debt; (9) our intention to use our revolving credit facility to provide ongoing working capital and for other general corporate purposes; (10) our belief that borrowings under our secured credit facilities, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the Notes and under our senior secured credit facility for the next twelve months and for the foreseeable future; (11) our plan, if necessary, to seek additional financing through bank borrowings or public or private debt or equity financings; (12) our believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; in Part I, Item 3, (13) our expectation that we will continue to pay interest on borrowings under our senior secured credit facilities based on LIBOR of various maturities; and in Part II, Item 1, (14) our ability to obtain an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent and recovery of damages as a result of past infringement of the patent.
Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: (1) our inability to predict the severity of issues raised by card associations, our limited ability to make changes to the bankcard transaction processing, and our reliance on third parties for bankcard transaction processing; (2) the uncertainty of the outcome of any pending or threatened litigation; (3) our inability to request or obtain a waiver from our lenders or our ability to refinance any of our debt; (4) our inability to control the cessation of employment of recipients of our stock options and our restricted stock; (5) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (6) our inability to control interchange rates and our ability to offer gaming establishments incentives other than increased commission rates and unanticipated cost savings or larger than anticipated revenue increases due to market expansion, competitive success or otherwise; (7) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our deferred tax asset; (8) our inability to obtain a waiver of capital expenditure restrictions or to refinance our senior secured debt; (9) our inability to use our revolving credit facility to provide ongoing working capital and for other general corporate purposes; (10) unanticipated needs for working capital, capital expenditures, our inability to satisfy conditions precedent to our ability to borrow additional funds under our senior secured credit facilities or our failure to accurately estimate our operating cash flows as a result of competitive pressures or otherwise; (11) our inability to obtain additional financings through bank borrowings or debt or equity financing at all or on terms that are favorable to us; (12) unanticipated loss of or damage to our equipment or the need to replace our equipment as a result of unanticipated obsolescence, regulatory changes or otherwise; (13) unanticipated interest as a result of interest based upon rates other than LIBOR of various maturities; and (14) our inability to protect our intellectual property rights.
We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part II, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”), including our Registration Statement on Form S-1 (No. 333-133996) filed on May 24, 2006 and our Current Reports on Form 8-K.
Overview
We are a provider of cash access products and related services to the gaming industry in the United States, the United Kingdom, Canada, the Caribbean, Switzerland and Belgium. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash advances, point-of-sale debit cash advances, check cashing and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.
We began our operations as a Delaware limited liability company owned by M&C International and entities affiliated with Bank of America Corporation and First Data Corporation in July 1998. In September 2000, Bank of America Corporation sold its entire ownership interest in us to M&C International and First Data Corporation. In March 2004, Global Cash Access, Inc. issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”) and borrowed $260 million under senior secured credit facilities. Global Cash Access Holdings, Inc. was formed to hold all of the outstanding capital stock of Global Cash Access, Inc. and to guarantee the obligations under the senior secured credit facilities. A substantial portion of the proceeds of these senior subordinated notes and senior secured credit facilities were used to redeem all of First Data Corporation’s interest in us and a portion of M&C International’s interest in us through a recapitalization (the “Recapitalization’’), in which Bank of America Corporation reacquired an ownership interest in us. In May 2004, we completed a private equity restructuring (the “Private Equity Restructuring’’) in which M&C International sold a portion of its ownership interest in us to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a Delaware corporation. In September 2005, Holdings completed an initial public offering of common stock. In connection with that offering, the various equity securities of Holdings that had been outstanding prior to the offering were converted into common stock. In addition, Holdings became a guarantor, on a subordinated basis, of GCA’s senior subordinated notes.
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

Three months ended June 30, 2006 compared to three months ended June 30, 2005
The following table sets forth the unaudited condensed consolidated results of operations for the three months ended (amounts in thousands):

	Three Months Ended
	June 30, 2006		June 30, 2005
	$	%	$	%
REVENUES:
Cash advance	$69,143	51.8%	$57,933	51.5%
ATM	54,586	40.9%	45,217	40.2%
Check services	7,459	5.6%	6,734	6.0%
Central Credit and other revenues	2,388	1.8%	2,576	2.3%

Total revenues	133,576	100.0%	112,460	100.0%

Cost of revenues (exclusive of depreciation and amortization)	(94,292)	(70.6)%	(75,987)	(67.6)%
Operating expenses	(16,636)	(12.5)%	(12,288)	(10.9)%
Amortization	(1,384)	(1.0)%	(1,295)	(1.2)%
Depreciation	(1,050)	(0.8)%	(1,932)	(1.7)%

OPERATING INCOME	20,214	15.1%	20,958	18.6%

INTEREST INCOME (EXPENSE), NET
Interest income	868	0.6%	181	0.2%
Interest expense	(10,701)	(8.0)%	(10,828)	(9.6)%

Total interest income (expense), net	(9,833)	(7.4)%	(10,647)	(9.5)%

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	10,381	7.8%	10,311	9.2%

INCOME TAX PROVISION	(4,140)	(3.1)%	(3,712)	(3.3)%

INCOME BEFORE MINORITY OWNERSHIP LOSS	6,241	4.7%	6,599	5.9%

MINORITY OWNERSHIP LOSS, net of tax	38	0.0%	44	0.0%

NET INCOME	$6,279	4.7%	$6,643	5.9%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.4		$1.1
ATM	3.0		2.5
Check warranty	$0.3		$0.3

Number of transactions completed (in millions):
Cash advance	2.5		2.3
ATM	17.0		14.7
Check warranty	1.3		1.2

Total Revenues
Total revenues for the quarter ended June 30, 2006 were $133.6 million, an increase of $21.1 million, or 18.8%, as compared to the quarter ended June 30, 2005.
The increase in revenues from the second quarter of 2005 to the second quarter of 2006 was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the quarter ended June 30, 2006 was $69.1 million, an increase of $11.2 million, or 19.3%, as compared to the quarter ended June 30, 2005. The total amount of cash disbursed increased 19.9% from $1.1 billion to $1.4 billion and the number of transactions completed increased 11.7% from 2.3 million to 2.5 million. Revenue per cash advance transaction increased 6.9% from $25.43 to $27.18.
ATM. ATM revenue for the quarter ended June 30, 2006 was $54.6 million, an increase of $9.4 million, or 20.7%, as compared to the quarter ended June 30, 2005. The increase was primarily attributable to a 15.4% increase in the number of transactions from 14.7 million to 17.0 million. Revenue per ATM transaction increased 4.9% from $3.07 to $3.22. There was a 22.7% increase in the total amount of cash disbursed from $2.5 billion to $3.0 billion.
Check Services. Check services revenue for the quarter ended June 30, 2006 was $7.5 million, an increase of $0.7 million, or 10.8%, as compared to the quarter ended June 30, 2005. The face amount of checks warranted increased 21.0% from $280.1 million to $339.0 million. The number of checks warranted increased 8.2% from 1.2 million to 1.3 million, while the average face amount per check warranted increased from $235.65 to $263.51. Check warranty revenue as a percent of face amount warranted was 2.11% in the 2006 quarter as compared to 2.27% for the quarter ended June 30, 2005, and revenue per check warranty transaction increased 3.9% from $5.35 to $5.56.
Central Credit and Other. Central Credit and other revenues for the quarter ended June 30, 2006, were $2.4 million, a decrease of $0.2 million, or 7.3%, from $2.6 million in the quarter ended June 30, 2005.
Costs and Expenses
Cost of Revenues (Exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 24.1% from $75.9 million to $94.3 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, and commissions increased 26.2% in the 2006 quarter as contracts were signed or renewed at higher commission rates than experienced in the 2005 quarter. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange; interchange expenses increased 20.9%. The third major component of cost of revenues (exclusive of depreciation and amortization) is warranty expenses. Warranty expenses increased 21.9%. We expect that commissions, interchange and warranty expenses will continue to increase, and we expect that for the remaining quarters of 2006 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.
Operating Expenses. Operating expenses for the quarter ended June 30, 2006 were $16.6 million, an increase of $4.3 million or 35.4%, as compared to the quarter ended June 30, 2005. Operating expenses in the 2006 quarter included $2.4 million in non-cash compensation expenses related to our adoption of SFAS No. 123(R), Share-Based Payment, for equity awards issued to our employees. The additional increase in operating expenses in the 2006 quarter is primarily attributable to increased payroll and related benefits and taxes from the addition of several employees as the infrastructure of the organization has been expanded to meet the new demands of operating as a stand alone public entity. The Company also recognized expense of $0.7 million for charges incurred in connection with the secondary offering of common stock on behalf of certain shareholders, and $0.2 million in charges related to settlement of litigation with a former customer.
Depreciation and Amortization. Depreciation expense for the quarter ended June 30, 2006 was $1.1 million, a decrease of $0.9 million, or 45.7% compared to the 2005 quarter. The decrease in depreciation expense is principally related to the equipment acquired in the 2001 InnoVentry acquisition becoming fully depreciated in the third quarter of 2005. Amortization expense, which relates principally to computer software, customer contracts and our 3-in-1 patent, increased from $1.3 million to $1.4 million, as a result of the acquisition of our 3-in-1 patent in the third quarter of FY 2005.
Primarily as a result of the factors described above, operating income for the quarter ended June 30, 2006 was $20.2 million, a decrease of $0.8 million, or 3.5%, as compared to the quarter ended June 30, 2005.
Interest Income (Expense), Net. Interest income was $868 thousand in the second quarter of 2006, an increase of 379.6% from the second quarter of 2005, due primarily to higher average cash balances and higher interest rates in the second quarter of 2006.
Interest expense for the quarter ended June 30, 2006, was $10.7 million, a decrease of $0.1 million, or 1.2%, as compared to the quarter ended June 30, 2005. Higher interest rates on our senior secured credit facilities were offset by lower average borrowings in the second quarter of 2006. Interest expense on borrowings (including amortization of deferred financing costs) was $6.7 million in the 2006 quarter as compared to $8.6 million in the 2005 quarter. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $4.0 million in the second quarter of 2006 as compared to $2.2 million in the same quarter of 2005. This increase was a result of an increase in the average amount of outstanding ATM cash from $266.1 million in the second quarter of 2005 to $296.0 million in the second quarter of 2006 and an increase in the effective interest rate for the quarter from 3.37% to 5.41% for the same periods, respectively.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $10.4 million for the quarter ended June 30, 2006, an increase of $0.1 million, or 0.7%, as compared to the 2005 quarter.
Income Tax. The provision for income taxes in the second quarter of 2006 represents our estimate of the effective tax rate for the full year of 37.9%. This rate is higher than the effective rate in the same period in 2005. The higher expected rate in 2006 results principally from i) the non-deductible income tax treatment of certain components of the non-cash compensation expense related to incentive stock options granted to employees which we commenced expensing in 2006 pursuant to the adoption of FAS 123(R) and ii) the non-deductibility of the secondary stock offering costs paid on behalf of certain of our shareholders in the second quarter of 2006. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the second quarter of 2006 will be substantially lower than the provision.
Primarily as a result of the foregoing, income before minority ownership loss was $6.2 million for the quarter ended June 30, 2006, a decrease of $0.4 million, or 5.4%, as compared to the 2005 quarter.
Minority Ownership Loss, Net of Tax. Minority ownership loss, net of tax attributable to Innovative Funds Transfer, LLC formerly known as QuikPlay, LLC (“IFT”) for the quarter ended June 30, 2006 was $38 thousand as compared to $44 thousand in the comparable period of 2005.
Primarily as a result of the foregoing, net income was $6.3 million for the quarter ended June 30, 2006, a decrease of $0.4 million as compared to the 2005 quarter.

Six months ended June 30, 2006 compared to six months ended June 30, 2005
The following table sets forth the unaudited condensed consolidated results of operations for the six months ended (amounts in thousands):

	Six Months Ended
	June 30, 2006		June 30, 2005
	$	%	$	%
REVENUES:
Cash advance	$136,198	51.7%	$114,710	51.6%
ATM	107,746	40.9%	88,989	40.1%
Check services	14,703	5.6%	13,043	5.9%
Central Credit and other revenues	4,764	1.8%	5,383	2.4%

Total revenues	263,411	100.0%	222,125	100.0%

Cost of revenues (exclusive of depreciation and amortization)	(185,643)	(70.5)%	(148,452)	(66.8)%
Operating expenses	(31,926)	(12.1)%	(24,301)	(10.9)%
Amortization	(2,886)	(1.1)%	(2,659)	(1.2)%
Depreciation	(2,115)	(0.8)%	(3,884)	(1.7)%

OPERATING INCOME	40,841	15.5%	42,829	19.3%

INTEREST INCOME (EXPENSE), NET
Interest income	1,424	0.5%	633	0.3%
Interest expense	(20,949)	(8.0)%	(21,760)	(9.8)%

Total interest income (expense), net	(19,525)	(7.4)%	(21,127)	(9.5)%

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	21,316	8.1%	21,702	9.8%

INCOME TAX PROVISION	(8,147)	(3.1)%	(7,813)	(3.5)%

INCOME BEFORE MINORITY OWNERSHIP LOSS	13,169	5.0%	13,889	6.3%

MINORITY OWNERSHIP LOSS, net of tax	74	0.0%	94	0.0%

NET INCOME	$13,243	5.0%	$13,983	6.3%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$2.7		$2.3
ATM	5.9		4.8
Check warranty	$0.7		$0.5

Number of transactions completed (in millions):
Cash advance	5.1		4.6
ATM	33.6		29.1
Check warranty	2.5		2.3

Total Revenues
Total revenues for the six months ended June 30, 2006 were $263.4 million, an increase of $41.3 million, or 18.6%, as compared to the six months ended June 30, 2005.
The increase in revenues from the six month period of 2005 to the comparable period of 2006 was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the six months ended June 30, 2006 was $136.2 million, an increase of $21.5 million, or 18.7%, as compared to the six months ended June 30, 2005. The total amount of cash disbursed increased 19.6% from $2.3 billion to $2.7 billion and the number of transactions completed increased 10.5% from 4.6 million to 5.1 million. Revenue per cash advance transaction increased 7.5% from $25.03 to $26.91.
ATM. ATM revenue for the six months ended June 30, 2006 was $107.7 million, an increase of $18.8 million, or 21.1%, as compared to the six months ended June 30, 2005. The increase was primarily attributable to a 15.8% increase in the number of transactions from 29.1 million to 33.6 million. Revenue per ATM transaction increased 4.6% from $3.06 to $3.20. There was a 23.5% increase in the total amount of cash disbursed from $4.8 billion to $5.9 billion.
Check Services. Check services revenue for the six months ended June 30, 2006 was $14.7 million, an increase of $1.7 million, or 12.7%, as compared to the six months ended June 30, 2005. The face amount of checks warranted increased 23.2% from $537.3 million to $661.8 million. The number of checks warranted increased 10.5% from 2.3 million to 2.5 million, while the average face amount per check warranted increased from $233.13 to $259.83. Check warranty revenue as a percent of face amount warranted was 2.11% in the six months ended June 30, 2006 as compared to 2.30% for the six months ended June 30, 2005, and revenue per check warranty transaction increased 2.4% from $5.36 to $5.49.
Central Credit and Other. Central Credit and other revenues for the six months ended June 30, 2006, were $4.8 million, a decrease of $0.6 million, or 11.5%, from $5.4 million in the six months ended June 30, 2005.
Costs and Expenses
Cost of Revenues (Exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 25.1% from $148.5 million to $185.6 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, and commissions increased 26.2% in the 2006 period as contracts were signed or renewed at higher commission rates than experienced in the comparable period of 2005. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange; interchange expenses increased 23.8%. The third major component of cost of revenues (exclusive of depreciation and amortization) is warranty expenses. Warranty expenses increased 23.1%. We expect that commissions, interchange and warranty expenses will continue to increase, and we expect that for the rest of 2006 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.
Operating Expenses. Operating expenses for the six months ended June 30, 2006 were $31.9 million, an increase of $7.6 million or 31.4%, as compared to the six months ended June 30, 2005. Operating expenses in the six months ended June 30, 2006 included $4.3 million in non-cash compensation expenses related to our adoption of SFAS No. 123(R), Share-Based Payment, for equity awards issued to our employees. The additional increase in operating expenses in the 2006 period is primarily attributable to increased payroll and related benefits and taxes from the addition of several employees as the infrastructure of the organization has been expanded to meet the new demands of operating as a stand alone public entity. The Company also recognized expense of $0.7 million for charges incurred in connection with the secondary offering of common stock on behalf of certain shareholders, and $0.2 million in charges related to settlement of litigation with a former customer.
Depreciation and Amortization. Depreciation expense for the six months ended June 30, 2006 was $2.1 million, a decrease of $1.8 million, or 45.5% compared to the 2005 period. The decrease in depreciation expense is principally related to the equipment acquired in the 2001 InnoVentry acquisition becoming fully depreciated in the third quarter of 2005. Amortization expense, which relates principally to computer software, customer contracts and our 3-in-1 patent, increased from $2.7 million to $2.9 million, as a result of the acquisition of our 3-in-1 patent in the third quarter of FY 2005.
Primarily as a result of the factors described above, operating income for the six months ended June 30, 2006 was $40.8 million, a decrease of $2.0 million, or 4.6%, as compared to the six months ended June 30, 2005.
Interest Income (Expense), Net. Interest income was $1.4 million in the six month period of 2006, an increase of 125% from the same period of 2005, due primarily to higher average cash balances and higher interest rates in the six month period of 2006.
Interest expense for the six months ended June 30, 2006, was $20.9 million, a decrease of $0.8 million, or 3.7%, as compared to the six months ended June 30, 2005. Higher interest rates on our senior secured credit facilities were offset by lower average borrowings in the six month period of 2006. Interest expense on borrowings (including amortization of deferred financing costs) was $13.4 million in the 2006 period as compared to $17.5 million in the comparable period of 2005. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $7.5 million in the six month period of 2006 as compared to $4.2 million in the same period of 2005. This increase was a result of an increase in the average amount of outstanding ATM cash from $269.2 million in the six month period of 2005 to $293.2 million in the comparable period of 2006 and an increase in the effective interest rate for the quarter from 3.16% to 5.17% for the same periods, respectively.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $21.3 million for the six months ended June 30, 2006, a decrease of $0.4 million, or 1.8%, as compared to the 2005 period.
Income Tax. The provision for income taxes in the six months ended June 30, 2006 represents our estimate of the effective tax rate for the full year of 37.9%. This rate is higher than the effective rate in the same period in 2005. The higher expected rate in 2006 results principally from i) the non-deductible income tax treatment of certain components of the non-cash compensation expense related to incentive stock options granted to employees which we commenced expensing in 2006 pursuant to the adoption of FAS 123(R) and ii) the non-deductibility of the secondary stock offering costs paid on behalf of certain of our shareholders in Q2 2006. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the six month period of 2006 will be substantially lower than the provision.
Primarily as a result of the foregoing, income before minority ownership loss was $13.2 million for the six months ended June 30, 2006, a decrease of $0.7 million, or 5.2%, as compared to the 2005 period.
Minority Ownership Loss, Net of Tax. Minority ownership loss, net of tax attributable to IFT for the six months ended June 30, 2006 was $74 thousand as compared to $94 thousand in the comparable period of 2005.
Primarily as a result of the foregoing, net income was $13.2 million for the six months ended June 30, 2006, a decrease of $0.7 million as compared to the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2006 and 2005, respectively (amounts in thousands):

	Six Months Ended
	June 30,	June 30,
	2006	2005
Net cash provided by operating activities	$37,382	$16,516

Net cash used in investing activities	(10,452)	(3,104)

Net cash used in financing activities	(3,233)	(34,096)

Net effect of exchange rate changes on cash and cash equivalents	(185)	75

Net increase (decrease) in cash and cash equivalents	23,512	(20,609)

Cash and cash equivalents, beginning of period	35,123	49,577

Cash and cash equivalents, end of period	$58,635	$28,968

Our principal source of liquidity is cash flows from operating activities, which were $37.4 million and $16.5 million, for the six months ended June 30, 2006 and 2005, respectively. Our cash from operating activities was greater than in the first six months of 2006 when compared to 2005. Changes in settlement receivables and settlement payables account for $9.7 million of the change, while $4.3 million is the result of stock based compensation. Additionally, accrual of warranty expense reserves related to our Central Credit check cashing product accounted for $3.0 million and $1.3 million is the result of changes in the deferred income tax asset included in the six months of 2006 that were not present in the comparable period of 2005.

Net cash used in investing activities totaled $10.5 million and $3.1 million for the six months ended June 30, 2006 and 2005, respectively. Included in net cash used in investing activities were funds spent on purchased software and software development in the amounts of $0.9 million and $0.4 million, funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $9.4 million and $2.7 million for the six months ended June 30, 2006 and 2005, respectively. We have met our capital requirements to date through cash flows from operating activities. We currently expect that capital expenditures in 2006 will exceed the annual limit allowed under our senior secured credit facilities. We will seek to obtain a waiver or modification of this restriction or to refinance our senior secured debt, but if we are unsuccessful in doing so, we could be in breach of this provision at the end of 2006.

Net cash used in financing activities was $3.2 million and $34.1 million for the six months ended June 30, 2006 and 2005, respectively. In the six months ended June 30, 2006 and 2005, we repaid $4.6 million and $34.3 million of principal on our credit facilities. In the six months ended June 30, 2006 and 2005, the net cash used also includes payments for debt issuance costs of $0.1 million and $0.1 million, respectively. Cash provided by financing activities includes $0.2 million and $0.3 million in capital contributions IFT from our minority investor in the six months ended June 30, 2006 and 2005, respectively. Additionally, in the first six months of 2006 we obtained proceeds from the exercising of employee options under our equity compensation programs totaling $1.3 million.

Indebtedness
On March 10, 2004 we entered into senior secured credit facilities arranged by Banc of America Securities LLC, with Bank of America, N.A. as administrative agent, in an aggregate principal amount of $280.0 million, consisting of a five-year revolving credit facility of $20.0 million and a six-year term loan facility of $260.0 million. The revolving credit facility may be used to provide ongoing working capital and for other general corporate purposes. Amounts available under this revolving credit were reduced by $3.1 million of letters of credit outstanding at June 30, 2006. The terms of our senior secured credit facilities require that a significant portion of our excess cash flow be devoted to reducing amounts outstanding under these facilities. Under the terms of our senior secured credit facilities we are required to maintain financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our allowable capital expenditures. We believe we were in compliance with all of our debt covenants that were applicable as of June 30, 2006.
On April 14, 2005, we entered into an Amended and Restated Credit Agreement pursuant to which some of the terms in our original senior secured credit facility was modified. These modifications provided for the reduction in the Applicable Margin if our credit rating was upgraded and our leverage ratio was below certain thresholds. In April 2006, the Applicable Margin over the London Interbank Offered Rate (“LIBOR”) on which our interest expense is based, was reduced from 225 basis points to 175 basis points
On March 10, 2004, we completed a private placement offering of the Notes. All of GCA’s existing and future domestic wholly owned subsidiaries are guarantors of the Notes on a senior subordinated basis. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes.
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
Other Liquidity Needs and Resources
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our ATMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of June 30, 2006, the rate in effect, inclusive of the 25 basis points margin, was 5.6%, and the currency supplied by Bank of America, N.A. pursuant to this agreement was $356.8 million.
We need supplies of cash to support our foreign operations that involve the dispensing of currency. For some foreign jurisdictions, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently. The income from the United Kingdom branch operation is taxed as earned in the United States and United Kingdom. This double taxation is removed through tax treaty and the subsequent use of the United States foreign tax credit. As a result, transfer of funds between our domestic and United Kingdom operations can be handled efficiently with no restrictive repatriation considerations.
For other foreign jurisdictions, we must rely on the supply of cash generated by our operations in those foreign jurisdictions, as the costs of repatriation are prohibitive. For example, CashCall Systems Inc., the subsidiary through which we operate in Canada, generates a supply of cash that is sufficient to support its operations, and all cash generated through such operations is retained by CashCall Systems Inc. As we expand our operations into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the supply of cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.
Pursuant to the terms of our agreement with International Game Technology (“IGT”), we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of June 30, 2006, we had invested a total of $4.0 million in IFT.

We believe that borrowings available under our senior secured credit facilities, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the Notes and under our senior secured credit facilities for the next 12 months and for the foreseeable future. Although no additional financing is currently contemplated, we may seek, if necessary or otherwise advisable and to the extent permitted under the indenture governing the Notes and the terms of the senior secured credit facilities, additional financing through bank borrowings or public or private debt or equity financings. We cannot assure you that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. The terms of any additional debt or equity financing that we may obtain in the future could impose additional limitations on our operations and/or management structure. We also cannot assure you that the estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.
Off-Balance Sheet Arrangements
We obtain currency to meet the normal operating requirements of our domestic ATMs and automated cashier machines (“ACM”) pursuant to the Amendment of the Treasury Services Agreement with Bank of America, N.A. Under this agreement, all currency supplied by Bank of America, N.A. remains the sole property of Bank of America, N.A. at all times until it is dispensed, at which time Bank of America, N.A. obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At June 30, 2006, the total currency obtained from Bank of America, N.A. pursuant to this agreement was $356.8 million. Because Bank of America, N.A. obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America, N.A. for cash usage pursuant to the Amendment of the Treasury Services Agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
As of June 30, 2006, we have $3.0 million in standby letters of credit outstanding as a collateral security for First Data Corporation related to a Sponsorship Indemnification Agreement whereby First Data agreed to continue their guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable Visa and MasterCard rules. GCA has agreed to indemnify First Data Corporation and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. Additionally, we had $0.1 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.
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
Critical Accounting Policies
The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. There were no newly identified significant accounting estimates in the three and six months ended June 30, 2006, nor were there any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K (No. 001-32622) filed on March 23, 2006.

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
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of June 30, 2006, the rate in effect, inclusive of the 25 basis points margin, was 5.6% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $356.8 million. Based upon the average outstanding amount of currency to be supplied by Bank of America, N.A. pursuant to this agreement during the first three and six months of 2006, which was $293.2 million, each 1% change in the applicable LIBOR rate would have a $2.9 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. Our interest expense on these credit facilities is the applicable LIBOR plus a margin of 175 basis points for the term loan portion and LIBOR plus 175 basis points for the revolving credit portion. At June 30, 2006, we had $0 drawn under the revolving credit portion and we had $164.0 million outstanding under the term loan portion at an interest rate, including the margin, of 7.1%. Based upon the outstanding balance on the term loan of $164.0 million on June 30, 2006, each 1% increase in the applicable LIBOR would add an additional $1.6 million of interest expense over a 12-month period.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by the SEC in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting (as defined by the SEC in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
In March 2006 and thereafter, we were named as a defendant in actions commenced by the subsidiaries of a former customer alleging commissions were owed following the expiration of our agreements with such subsidiaries. In July 2006, we settled all of the claims with an aggregate payment of $200,000 to the subsidiaries and these actions were dismissed with prejudice. The expense associated with this settlement was recorded in operating expenses in the second quarter of 2006.
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

ITEM 1A. RISK FACTORS
Substantially all of the risk factors set forth below have been updated and modified from prior versions of these risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2005.
Risks related to our business
If we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition and operating results may suffer a material adverse effect.
We enter into contracts with our gaming establishment customers to provide our cash access products and related services. Most of our contracts have a term ranging from three to five years in duration and provide that we are the only provider of cash access products to these establishments during the term of the contract. However, some of our contracts are terminable upon 30 days advance notice and some of our contracts either become nonexclusive or terminable by our gaming establishment customers in the event that we fail to satisfy specific covenants set forth in the contracts, such as covenants related to our ongoing product development. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in some circumstances we may be forced to modify the terms of our contracts before they expire. When we have successfully renewed these contracts, these negotiations have in the past resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the expired contracts. In particular, we are often required to pay a higher commission rate to a gaming establishment than we previously paid in order to renew the relationship. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would reduce our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer, either for an extended period of time or forever. Our contracts are often global, in that they cover all of the gaming establishments of a particular operator wherever they are located around the world. So, the loss of a single contract often results in the loss of multiple gaming establishments. If we are required to pay higher commission rates or agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition and operating results would be harmed.
Because of significant concentration among our top customers, the loss of a top customer could have a material adverse effect on our revenues and profitability.
In the six months ended June 30, 2006, our five largest customers, Harrah’s Entertainment, Inc., MGM MIRAGE, Boyd Gaming Corporation, Station Casinos, Inc. and Mohegan Tribal Gaming, accounted for approximately 41.0% of our revenues. In the year ended December 31, 2005, these same properties accounted for 40.6% of our revenues. Our largest customer, Harrah’s Entertainment, Inc. acquired Caesars Entertainment, Inc. in June 2005. The combined entity would have accounted for 17.9% of our revenues for the year ended December 31, 2005 and 17.6% in the six months ended June 30, 2006. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.
Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers.
Competition in the market for cash access services is intense which could result in higher commissions or loss of customers to our competitors.
The market for cash access products and related services is intensely competitive, and we expect competition to increase and intensify in the future. We compete with other providers of cash access products and services such as Game Financial Corporation, a subsidiary of Fidelity National Information Services Inc. operating as GameCash; Global Payment Systems operating as Cash & Win; and Cash Systems, Inc. We compete with financial institutions such as U.S. Bancorp and other regional and local banks that operate ATM machines on the premises of gaming establishments. We face potential competition from gaming establishments that may choose to operate cash access systems on their own behalf rather than outsource to us. We may in the future also face competition from traditional transaction processors, such as First Data Corporation, that may choose to enter the gaming patron cash services market. In connection with our redemption of First Data Corporation’s interest in us, First Data Corporation agreed not to compete with us prior to March 10, 2007. This agreement not to compete, however, is limited to the United States and Canada and is subject to a number of exceptions. Given its familiarity with our specific industry and business and operations as a result of being our majority owner from inception until March 10, 2004, First Data Corporation could be a significant competitive threat upon the expiration of this covenant not to compete. In addition, we may in the future face potential competition from new entrants into the market for cash access products and related services. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. In addition, some providers of cash access products and services to gaming establishments have established cooperative relationships with financial institutions in order to expand their service offerings.
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
Under our agreements with NRT Technology Corporation (“NRT”) and Western Money Systems, they are generally prohibited from providing their cash handling services on any device that provides cash access services of other providers. Upon the expiration or termination of our agreements with NRT and Western Money Systems, we may face competition from other providers of cash access services to the extent that NRT or Western Money Systems establishes cooperative relationships with other cash access service providers.
If we are unable to protect our intellectual property adequately, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.
Our success depends on developing and protecting our intellectual property. We have entered into license agreements with other parties for intellectual property that is critical to our business. We rely on the terms of these license agreements, as well as copyright, patent, trademark and trade secret laws to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. We hold two issued patents and have six patent applications pending. These patent applications may not become issued patents. If they do not become issued patents, our competitors would not be prevented from using these inventions.
We have also entered into license agreements with other parties for the exclusive use of their technology and intellectual property rights in the gaming industry, such as our license to use portions of the software infrastructure upon which our systems operate from Infonox on the Web. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly and our business could be significantly harmed. It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without our authorization or otherwise infringe on our intellectual property rights or intellectual property rights that we exclusively license. In addition, we may not be able to deter current and former employees, consultants, and other parties from breaching confidentiality agreements with us and misappropriating proprietary information from us or other parties. If we are unable to adequately protect our intellectual property or our exclusively licensed rights, or if we are unable to continue to obtain or maintain licenses for proprietary technology from other parties, including in particular Infonox on the Web, it could have a material adverse effect on the value of our intellectual property, our reputation, our business and our operating results.
We may have to rely on litigation to enforce our intellectual property rights and contractual rights. For example, we are pursuing a patent infringement action against U.S. Bancorp, Fidelity National Information Services Inc. and Game Financial Corporation to discontinue what we believe to be their infringement of the rights arising under our patent to the ''3-in-1 rollover’’ functionality. By pursuing this litigation, we are exposed to the risk that the defendants will attempt to invalidate the patent or otherwise limit its scope. If litigation that we initiate is unsuccessful, including the litigation described above, we may not be able to protect the value of our intellectual property and our business could be adversely affected. In addition, in the litigation we do initiate, the defendants may assert various counterclaims that may subject us to liability. In the litigation referred to above, the defendants have asserted various antitrust and unfair competition claims. In addition to losing the ability to protect our intellectual property, we may also be liable for damages. We may also face difficulty enforcing our rights in the QuikCash trademark because of the timing and sequence of some of the assignment and renewal actions relating to the trademark.
In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. In the event a claim of infringement against us is successful, we may be required to pay royalties to use technology or other intellectual property rights that we had been using or we may be required to enter into a license agreement and pay license fees, or we may be required to stop using the technology or other intellectual property rights that we had been using. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources.
We are subject to extensive rules and regulations of card associations, including MasterCard International, Visa International and Visa U.S.A., that are always subject to change, which may harm our business.
In 2005 and through the first six months of 2006, a substantial portion of our revenues were derived from transactions subject to the extensive rules and regulations of the leading card associations, Visa International and Visa U.S.A. (“VISA”), and MasterCard International (“MasterCard”). From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with the card associations, and the bank that sponsors us into the card associations, regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. For example, neither of the major card associations has determined that our ability to process credit card cash advance transactions using biometric technology at an unmanned machine and without cashier involvement through our ACM complies with its regulations. One association has allowed us to conduct these transactions as long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature. To date, we have not seen increased chargebacks on these transactions. However, an increase in the level of chargebacks could have a material adverse effect on our business or results of operations. The other association has allowed us to conduct a limited pilot test. As a result, we are currently not able to use this feature of our ACMs to process credit card cash advances or POS debit card transactions involving that card association at all of our locations. Therefore, patrons still must complete these transactions at the cashier, which is inconvenient to patrons and prevents gaming establishments from realizing potential cashier labor cost savings. As another example, in 2003, one of the major card associations informed our sponsoring bank that authorization requests originating from our systems needed to be encoded to identify our transactions as gambling transactions, even though our services do not directly involve any gambling activity. This resulted in a large number of card issuing banks declining all transactions initiated through our services. We resolved this issue by encoding the authorization requests with an alternative non-gambling indicator that the card association agreed was applicable. As another example, we must continue to comply with the Payment Card Industry (“PCI”) Data Security Standard. These examples only illustrate some of the ways in which the card association rules and regulations have affected us in the past or may affect us in the future; there are many other ways in which these rules and regulations may adversely affect us beyond the examples provided in this document.
The card associations’ rules and regulations are always subject to change, and the associations modify their rules and regulations from time to time. Our inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to our business. In the event that the card associations or our sponsoring bank determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business or stop processing certain types of cash access transactions altogether, any of which could have a material negative impact on our business and operating results.
In both our credit card and POS debit card cash advance businesses, patrons are generally issued a negotiable instrument which is surrendered to the casino in exchange for cash. These are classified by the card associations as ''quasi-cash’’ transactions, and these transactions are identified to the associations as such by the use of a specific Merchant Category Code (“MCC”), which the associations and the issuing banks use as one of the factors they consider in determining whether to authorize such transactions. We have introduced EDITH, a new product that dispenses a bar-coded slot ticket based on a POS debit authorization. It has not yet been determined whether the associations will deem the slot ticket a negotiable instrument or not. If they do not, we may be required to route such transactions using a different MCC, and the use of a different MCC may result in lower approval rates than we experience with quasi-cash transactions. If approval rates for EDITH transactions are lower than approval rates for quasi-cash transactions, casino patrons may be dissuaded from using EDITH, resulting in the failure of our EDITH product to gain commercial acceptance.
We also process transactions involving the use of the Discover Card and the American Express card. The rules and regulations of the proprietary credit card networks that service these cards present risks to us that are similar to those posed by the rules and regulations of VISA and MasterCard.
We have entered the consumer credit business through the provision of a private label credit card through our wholly-owned subsidiary, Arriva Card, Inc. Initially, our credit card will not be part of any existing card association such as the VISA or MasterCard card associations. If, in the future, our card becomes part of a card association we will become subject to additional rules and regulations of these card associations.
Changes in interchange rates and other fees may affect our cost of revenues (exclusive of depreciation and amortization) and net income.
We pay credit card associations fees for services they provide in settling transactions routed through their networks, called interchange fees. In addition, we pay fees to participate in various ATM or POS debit card networks as well as processing fees to process our transactions. The amounts of these interchange fees are fixed by the card associations and networks in their sole discretion, and are subject to increase at any time. VISA and MasterCard both increased applicable interchange fees in April 2005. Also, in 2004, VISA’s Interlink network, through which we process a substantial portion of our POS debit card transactions, materially increased the interchange rates for those transactions. Since that date, the proportion of our POS debit card transactions that are routed on the Interlink network has increased, resulting in a decrease in profitability of our POS debit card business. Many of our contracts enable us to pass through increases in interchange or processing fees to our customers, but competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results.
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
We have a significant amount of indebtedness. As of June 30, 2006, we had total indebtedness of $316.8 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $164.0 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:
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
•	limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restricts our ability to pay dividends or repurchase our common stock;
•	places us at a competitive disadvantage compared to our competitors that have less debt;
•	prohibits us from acquiring businesses or technologies that would benefit our business;
•	restricts our ability to engage in transactions with affiliates or create liens or guarantees; and
•	limits, along with the financial and other restrictive covenants in our other indebtedness, among other things, our ability to borrow additional funds.
In addition, our senior secured credit facilities and the indenture for our senior subordinated notes contain financial and other restrictive covenants that limit our ability to engage in activities that we may believe to be in our long-term best interests. These restrictions include, among other things, limits on our ability to make investments, pay dividends, incur debt, sell assets, or merge with or acquire another entity. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Certain matters may arise that require us to get waivers or modifications of these covenants. For example, we expect that our capital expenditures in 2006 will exceed the amounts allowed under the credit facilities due to capital expenditures we expect to incur in connection with commencing operations under one of our contracts. As another example, as described more fully below, we may seek to obtain our own money transmitter licenses. These licenses may require us to provide letters of credit or surety bonds in excess of the amounts currently allowed under the credit facilities. We may address these risks by seeking modifications or waivers of our existing agreements, by refinancing those agreements, or both. If we are unable to get these matters waived, modified or refinanced, an event of default could occur which, if not cured or waived, could result in the acceleration of all of our debt.
Our senior secured debt currently bears interest at a rate that is based on the London Interbank Offering Rate (“LIBOR”), and is adjusted periodically to reflect changes in LIBOR. We are therefore exposed the risk of increased interest expense in the event of any increase in LIBOR. The substantial amount of our senior secured debt magnifies this risk.
To service our indebtedness we will require a significant amount of cash, and our ability to generate cash flow depends on many factors beyond our control.
Our ability to generate cash flow from operations depends on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Due to these factors, it is possible that our business will not generate sufficient cash flow from operations to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. This would cause us to have to borrow money to meet these needs and future borrowing may not be available to us at all or in an amount sufficient to satisfy these needs. In such events, we will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt or obtaining additional equity or debt financing or joint venture partners. We may not be able to effect any of these financing strategies on satisfactory terms, if at all. Our failure to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business and our ability to satisfy our obligations with respect to our indebtedness.
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
Money order instruments. We currently rely on Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. We do not hold any money transmitter licenses, but currently issue negotiable instruments as an agent of Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc., each of whom holds money transmitter licenses. Our current contract with Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. expires on December 31, 2006. We are considering obtaining our own money transmitter licenses. Many of the regulatory authorities that issue money transmitter licenses would require the posting of letters of credit or surety bonds to guaranty our obligations with respect to the negotiable instruments we would issue to gaming establishments to consummate credit card cash advance and POS debit card transactions. To post these letters of credit or surety bonds, we may need to obtain certain amendments or waivers of the terms of our senior secured credit facilities and we may need to partially secure our obligations under our senior subordinated notes. We may not be able to obtain our own money transmitter licenses. If we are unable to obtain such licenses prior to the expiration of our contracts with Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc., we may be unable to complete credit card cash advance and POS debit card transactions, which would have a material adverse effect on our business and financial performance.
Check warranty services. We rely on TRS Recovery Services, Inc. (formerly known as TeleCheck Recovery Services, Inc.) (“TeleCheck”), to provide many of the check warranty services that our gaming establishment customers use when cashing patron checks. Unless extended pursuant to its terms, our contract with TeleCheck expires on March 31, 2007 and we are currently negotiating the terms of a new contract with TeleCheck. Unless we and TeleCheck mutually agree to a new contract, we will need to make alternative arrangements for check warranty services. We may not be able to make such alternative arrangements on terms that are as favorable to us as the terms of our contract with TeleCheck, or on any terms at all. In addition, our Central Credit check warranty service, as currently deployed, uses risk analytics provided by third-party providers.
Authorizations and Settlement. We rely on USA Payments and USA Payment Systems, each of which is affiliated with M&C International, to obtain authorizations for credit card cash advances, POS debit card transactions, ATM cash withdrawal transactions and to settle some of these transactions.
Card association sponsorship. We rely on Bank of America Merchant Services, which is affiliated with Bank of America Corporation, for sponsorship into the Visa U.S.A. and MasterCard card associations for domestic transactions at no cost to us. We also rely on a foreign bank in each foreign jurisdiction in which we operate to process transactions conducted in these jurisdictions through the Visa International and MasterCard card associations.
ATM cash supply. We rely on Bank of America, N.A., which is affiliated with Bank of America Strategic Investments Corporation, to supply cash for substantially all of our ATMs.
Software development and system support. We generally rely on Infonox on the Web, which is controlled by family members of our director Karim Maskatiya, for software development and system support. In addition, we rely on NRT for software development and system support related to 3-in-1 Enabled QuickJack Plus devices.
Product Development. We rely on our joint venture partner and strategic partners for some of our product development. For example, we are developing cashless gaming products through IFT, our joint venture with IGT. With our strategic partners NRT and Western Money Systems, we have jointly developed and are marketing self-service slot ticket and player point redemption kiosks that incorporate our cash access services. These activities have risks resulting from unproven combinations of disparate products and services, reduced flexibility in making design changes in response to market changes, reduced control over product completion schedules and the risk of disputes with our joint venture partners and strategic partners. In addition, if our cashless gaming products are unsuccessful, we could lose our entire investment in IFT.
Money transfers. We rely on Western Union Financial Services, Inc. to facilitate money transfers.
Our contracts with these providers are for varying terms and provide early termination rights in the event of our breach of or the occurrence of an event of default under these contracts. Replacing any of these or other products and services we obtain from third parties could be materially disruptive to our operations. We may not be able to enter into contracts or arrangements with alternate providers on terms and conditions as beneficial to us as the contracts or arrangements with our current providers, or at all. A change in our business relationships with any of these third-party providers or the loss of their services or failed execution on their part could adversely affect our business, financial condition, results of operations or cash flows.
Certain providers upon whom we are dependent are under common control with M&C International, the loss of which could have a material adverse effect on our business.
We depend on services provided by USA Payments and USA Payment Systems, each of which is affiliated with M&C International, to provide many of the financial services that we offer to patrons. The interests of M&C International or its principals may not coincide with the interests of the holders of our common stock and such principals may take action that benefits themselves or these entities to our detriment. For example, M&C International’s principals could cause any of these entities to take actions that impair the ability of these entities to provide us with the license or services they provide today or that reduce the importance of us to them in the future. M&C International’s principals could dispose of their interests in these entities at any time and the successor owner or owners of such interests may not cause such entities to treat us with the same importance as they treat us today. The loss of the license or any loss of the services of these entities could adversely impact our business. During the year ended December 31, 2005 and the three and six months ended June 30, 2006, we incurred costs and expenses from USA Payments and USA Payment Systems of an aggregate of $4.0 million, $1.2 million and $2.3 million, respectively. We also depend on services provided by Infonox on the Web, which is controlled by family members of our director Karim Maskatiya. These familial relationships may provide Mr. Maskatiya with influence over Infonox on the Web, presenting the same risks with respect to Infonox on the Web as those described above with respect to USA Payments and USA Payment Systems.
Our business depends on our ability to introduce new, commercially viable products and services in a timely manner.
Our ability to maintain and grow our business will depend upon our ability to introduce successful new products and services in a timely manner. Our product development efforts are based upon a number of complex assumptions, including assumptions relating to gaming patron habits, changes in the popularity and prevalence of certain types of payment methods, anticipated transaction volumes, the costs and time required to bring new products and services to market, and the willingness and ability of both patrons and gaming establishment personnel to use new products and services and bear the economic costs of doing so. Our new products and services may not achieve market acceptance if any of our assumptions are wrong, or for other reasons.
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
For example, the commercial success of our ticket-out debit device (“TODD”) cashless gaming product, and our electronic debit interactive terminal housing (“EDITH”) depends upon the continued viability of the cashless gaming market segment. A curtailment in the prevalence of cashless gaming opportunities as a result of legislative action, responsible gaming pressures or other factors beyond our control would threaten the commercial success of our cashless gaming products and services. TODD required extensive laboratory testing and certification and to date has only been approved for use in one casino, and EDITH has not yet been approved for use in any location.

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
We may not be successful in our entry into the consumer credit business through the issuance of a private label credit card.
Through our wholly-owned subsidiary, Arriva Card, Inc., and together with a licensed banking institution, we have entered the consumer credit business through the issuance of a private label credit card. We have entered into an agreement with a licensed banking institution whereby it issues the card, extends the credit to the cardholder, and maintains a revolving credit account for the cardholder. Arriva Card, Inc. is obligated to purchase the receivables from the licensed banking institution upon default by cardholders. This means that we will bear the credit risk of the cardholders’ non-payment. We believe that there are a number of commercial opportunities available to us through the issuance of such a card, and we believe that the private label credit card business could be a source of significant revenue and earnings.
The provision of a private label credit card is a different business from the processing of credit card transactions. In our current credit card cash advance business, we assume no consumer credit risk other than chargeback risk, which we are exposed to in only an indirect way. Under the terms of our agreement with the licensed banking institution, we will effectively bear the credit risk of providing credit to the consumer. We will bear the risk of making payment to merchants for all transactions using the card within a very short time of the transaction, and we will generally be able to recover those funds from the consumer no sooner than at the end of the current monthly statement cycle. We may not be able to collect those funds from consumers. To the extent that we are unable to recover those funds we will record a loss, and if the loss is significant it could have a material adverse effect on our results of operations and financial condition.
The issuance of credit cards involves assessing an applicant’s creditworthiness to determine his or her ability and inclination to repay any funds borrowed using the card. We will effectively bear the risk of this assessment for each of our private label cards issued by the licensed banking institution. We have no experience in making such credit decisions. Although we will seek to hire employees with consumer credit underwriting experience, we may not be able to attract or retain qualified candidates. Even if we are successful in attracting such employees, we may not make credit underwriting decisions that will result in tolerable credit losses.
The rate of defaults in consumer credit is influenced by many factors, most of which are beyond our ability to control and some of which are beyond our ability to forecast. Changes in economic measures, including but not limited to unemployment rates, interest rates, exchange rates, consumer confidence, and inflation may affect cardholders’ ability and willingness to repay amounts borrowed using the card. The fact that a consumer is or has been a creditworthy borrower in the past does not guarantee that he or she will continue to be so in the future.
By providing a private label credit card to consumers, we are subject to a variety of regulations that have not affected us in the past. While we have initially contracted with a licensed banking institution for purposes of card issuance and receivables acceptance, such relationship may be discontinued at any time. If that were to happen, we would be required to become licensed in those jurisdictions in which we wanted to issue cards. We may not receive such licenses and, even if we do, we may be required to provide letters of credit or surety bonds to support our obligations in those markets and those letters of credit and surety bonds may reduce our overall borrowing capacity. By providing a private label credit card to consumers, we also have become subject to a variety of state and federal laws governing collection practices, and such collection regulations may impede or even prevent our ability to collect amounts owed to us. These regulations include, but are not limited to, the Federal Truth in Lending Act and Regulation Z and the Equal Credit Opportunity Act and Regulation B. In addition, by providing a private label credit card to consumers, we have become subject to an extensive array of federal and state statutes and regulations applicable to consumer lending including, but not limited to, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act.
The credit card business is very complex from an operational perspective in that it involves the mailing of statements and the receipt and posting of credits for potentially millions of cardholders. We have no experience in the management of credit accounts. The credit card business also involves resolving inquires from and providing customer service to cardholders. While we have experience in doing these functions, it is on a scale much smaller than we would be exposed to in connection with a full-scale credit card initiative. We have contracted with a company that has experience in managing large-scale credit card operations, but there can be no assurance that we will be able to sustain such a relationship.
The credit card business may be perceived differently by investors from the business we currently perform and, even if we are successful in earning significant profits in the credit card business, investors may assign a lower valuation multiple to the credit card operations than to our historical business. This may result in a decrease in valuation of the overall entity, which may lead to a decline in the price of our common stock.
Conflicts of interest may arise in connection with the issuance of credit cards by Arriva to our officers and directors.
We have amended our corporate governance guidelines and code of business conduct to permit our officers and directors and their immediate family members to hold Arriva cards. The use of Arriva cards by our officers and directors or their immediate family members may be viewed as personal loans made by us to such individuals. The failure of any officer or director to fully and timely pay the balance on an Arriva card account may create a conflict between such individual’s interest as a cardholder-debtor and such individual’s interest as an officer or director of the card issuer-creditor.
Our products and services are complex, depend on a myriad of complex networks and technologies and may be subject to software or hardware errors or failures that could lead to an increase in our costs, reduce our revenues or damage our reputation.
Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors or may suffer unexpected failures. We are exposed to the risk of failure of our proprietary computer systems, many of which are deployed, operated, monitored and supported by Infonox on the Web, whom we do not control. We rely on Infonox on the Web to detect and respond to errors and failures in our proprietary computer systems. We rely on NRT for software development and system support of the 3-in-1 Enabled QuickJack Plus devices. We are exposed to the risk of failure of the computer systems that are owned, operated and managed by USA Payments Systems, whom we do not control. USA Payment Systems owns the data centers through which most of our transactions are processed, and we rely on USA Payment Systems to maintain the security and integrity of our transaction data, including backups thereof. We also are exposed to the risk of failure of card association and electronic funds transfer networks that are used to process and settle our transactions. These networks, that are owned and operated by others, are subject to planned and unplanned outages and may suffer degradations in performance during peak processing times. Finally, we are subject to the risk of disruption to or failure of the telecommunications infrastructure upon which the interfaces among these systems are based. All of these systems and networks, upon which we rely to provide our services, are vulnerable to computer viruses, physical or electronic break-ins, natural disasters and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions. The occurrence of these errors or failures, disruptions or unauthorized access could adversely affect our sales to customers, diminish the use of our cash access products and services by patrons, cause us to incur significant repair costs, result in our liability to gaming establishments or their patrons, divert the attention of our development personnel from product development efforts, and cause us to lose credibility with current or prospective customers or patrons.
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

We also intend to enter new and developing international markets, including markets in which we have not previously operated. Our strategy of entering foreign markets may expose us to political, economic and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations will be subject to a variety of risks, including different regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, fluctuations in currency exchange rates, difficulty in enforcing contracts, political and economic instability and potentially adverse tax consequences. For example, our proposed entry into Macau SAR is subject to our receipt of approvals, licenses or waivers by or from the Macau Monetary Authority. We may not receive such approvals, licenses or waivers in a timely manner, or at all. If we do not receive such approvals, licenses or waivers we will not be able to undertake operations in Macau SAR. Similar difficulties in obtaining approvals, licenses or waivers from the monetary authorities of other jurisdictions, in addition to other potential regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we wish to enter. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. These risks, among others, could materially adversely affect our business and operating results. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. We have entered into an agreement with an overseas representative to assist us in the sales and marketing of our cash access services to gaming establishments in Eastern Europe and Russia, and we are attempting to form relationships with foreign banks to assist us in the processing of transactions originating from these markets. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural differences or differences in business practices, our ability to penetrate these new international markets will suffer.
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
We will need to effectively manage the expansion of our operations in order to execute our growth strategy of entering into new markets, expanding in existing markets and introducing new products and services. Growth will strain our existing resources. It is possible that our management, employees, systems and facilities currently in place may not be adequate to accommodate future growth. In this situation, we will have to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to effectively manage our growth, our operations, financial results and liquidity may be adversely affected.
We depend on key personnel and they would be difficult to replace.
We depend upon the ability and experience of two key members of senior management who have substantial experience with our operations and the gaming patron cash access industry. We are highly dependent on the involvement of Kirk Sanford, our President and Chief Executive Officer, and Harry Hagerty, our Chief Financial Officer. Other than Messrs. Sanford and Hagerty and Kathryn Lever, our General Counsel, none of our executive officers have employment agreements with us. The loss of Mr. Sanford or Mr. Hagerty would have a material adverse effect on our business.
Our future success depends upon our ability to attract, train and retain key managers involved in the development and marketing of our products and services to gaming establishments. We may need to increase the number of key managers as we further develop our products and services and as we enter new markets and expand in existing markets. Our ability to enter into contracts with gaming establishments depends in large part on the relationships that our key managers have formed with management-level personnel of gaming establishments. Competition for individuals with such relationships is intense, and we may not be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. Our sales efforts would be particularly hampered by the defection of personnel with long-standing relationships with management-level personnel of gaming establishments. If we are unable to attract or retain key personnel, our business, financial condition, operating results and liquidity could be materially adversely affected.
The loss of our sponsorship into the Visa U.S.A., Visa International and MasterCard card associations could have a material adverse effect on our business.
We cannot provide cash access services involving VISA cards and MasterCard cards in the United States without sponsorship into the Visa U.S.A. and MasterCard card associations. Bank of America Merchant Services currently sponsors us into the card associations at no cost to us. Bank of America Merchant Services began this sponsorship of us into the card associations in 1998 when it held a significant ownership interest in us. When Bank of America Merchant Services sold its interest in us in 2000, Bank of America Merchant Services agreed to continue its sponsorship of us at no cost to us conditioned upon First Data Corporation’s continued indemnification of Bank of America Merchant Services for any losses it may suffer as a result of such sponsorship. When we redeemed First Data Corporation’s ownership interest in us in 2004, First Data Corporation agreed to continue to indemnify Bank of America Merchant Services for any losses it may suffer as a result of sponsoring us into the card associations through September 2010. First Data Corporation will have the right to terminate its indemnification obligations prior to September 2010 in the event that we breach indemnification obligations that we owe to First Data Corporation, in the event that we incur chargebacks in excess of specified levels, in the event that we are fined in excess of specified amounts for violating card associations’ operating rules, or in the event that we amend the sponsorship agreement without First Data Corporation’s consent.
In the event that First Data Corporation terminates its indemnification obligations and as a result we lose our sponsorship by Bank of America Merchant Services into the card associations, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume. We would not be able to obtain such alternate sponsorship on terms as favorable to us as the terms of our current sponsorship by Bank of America Merchant Services, which is at no cost to us. We may not be able to obtain alternate sponsorship at all. Our inability to obtain alternate sponsorship on favorable terms or at all would have a material adverse effect on our business, operating results and liquidity.
We cannot provide cash access services involving VISA cards and MasterCard cards outside of the United States without a processing agreement with or sponsorship into the Visa International and MasterCard card associations by a bank in each foreign jurisdiction in which we conduct cash access transactions. We are currently a party to processing agreements or sponsored into these card associations by foreign banks in each of the foreign jurisdictions in which we conduct cash access transactions. In the event that any foreign bank that currently is a party to such processing agreement or sponsors us into these card associations terminates such processing agreement or its sponsorship of us, we would need to obtain a processing agreement or sponsorship into the card associations through another foreign bank that is capable of supporting our transaction volume in the relevant jurisdiction. For example, in early 2005 we were notified that Bank of America is not authorized to sponsor us in some Caribbean markets. We paid a $25,000 fine to one of the card associations and entered into an alternate processing arrangement. We may not be able to obtain alternate sponsorship or processing arrangements in any region on terms as favorable to us as the terms of our current sponsorship by or processing arrangements with foreign banks, or at all. Our inability to obtain alternate sponsorship or processing arrangements on favorable terms or at all could have a material adverse effect on our business and operating results.

An unexpectedly high level of chargebacks, as the result of fraud or otherwise, could adversely affect our cash advance business.
When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be exchanged for cash. If a completed cash access transaction is subsequently disputed and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. One of the major credit card associations has allowed us to complete credit card cash advance and POS debit card transactions at our ACMs so long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature, which may result in increased chargeback liability. An increased level of chargebacks could have a material adverse effect on our business or results of operations. Moreover, in the event that we incur chargebacks in excess of specified levels, First Data Corporation will have the right to terminate its indemnification obligations to Bank of America Merchant Services, and we could lose our no-cost sponsorship into the card associations. In addition, in the event that we incur chargebacks in excess of specified levels, we could be censured by the card associations by way of fines or otherwise.
In certain foreign regions in which we operate, new card security features have been developed as a fraud deterrent. In the United Kingdom, for example, this feature — known as chip-and-pin — requires merchant terminals to be capable of obtaining an authorization through a chip-and-pin entry mode in addition to traditional magnetic stripe and keyed entry modes. Currently, with our regional sponsor in the United Kingdom, we are in the process of upgrading our point-of-sale terminals to accept this new technology. In the interim, we are exposed to potential additional chargeback risk on identified fraudulent transactions performed on a chip-and-pin enabled card for which we are unable to read the embedded microchip or accept the patron’s personal identification number.
A material increase in market interest rates or changing regulations could adversely affect our ATM business.
We obtain a supply of cash for our ATMs from Bank of America, N.A. Pursuant to our contract with Bank of America, N.A., we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. An increase in interest rates may result in a material adverse effect on our financial condition and operating results. For the year ended December 31, 2005 and the three and six months ended June 30, 2006, we paid approximately $10.2 million, $4.0 million and $7.5 million, respectively, in aggregate fees to Bank of America, N.A. for this supply of cash.
Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATM machines, the location of ATM machines and our ability to surcharge cardholders who use our ATM machines. These regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all. Moreover, because these regulations are subject to change, we may be forced to modify our ATM operations in a manner inconsistent with the assumptions upon which we relied in entering into contracts to provide ATM services at gaming establishments.
An unexpected increase in check warranty expenses could adversely affect our check warranty business.
We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the year ended December 31, 2005 and the three and six months ended

June 30, 2006, our warranty expenses with respect to TeleCheck’s check warranty service were $10.8 million, $2.3 million and $4.4 million, respectively. We have no control over TeleCheck’s decision to warrant payment on a particular check and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time, and if we do, we may suffer a material adverse effect to our business or results of operations.
As an alternative to TeleCheck’s check warranty service, we have developed our own Central Credit check warranty service that is based upon our Central Credit gaming patron credit bureau database, our proprietary patron transaction database, third-party risk analytics and actuarial assumptions. If these risk analytics or actuarial assumptions are ineffective, we may incur an unexpectedly high level of check warranty expenses which may have a material adverse effect on our business or operating results.
We operate our business in regions subject to natural disasters, including hurricanes. We may suffer casualty losses as a result of a natural disaster, and any interruption to our business resulting from a natural disaster will adversely affect our revenues and results of operations.
We operate our business primarily through equipment, including Casino Cash Plus 3-in-1 ATM machines, ACMs and QuikCash kiosks, which we install on the premises of gaming establishments and that patrons use to access cash for gaming. Accordingly, a substantial portion of our physical assets are located in locations beyond our direct control. Our business may be adversely affected by any damage to or loss of equipment that we install at gaming establishments or the cash contained therein resulting from theft, vandalism, terrorism, flood, fire or any other natural disaster. Any losses or damage that we suffer may not be subject to coverage under our insurance policies.
In addition to these casualty losses, our business is exclusive to gaming establishments and is dependent on consumer demand for gaming. In the event of a natural disaster, the operations of gaming establishments could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be disrupted. For example, we anticipate that our revenues and results of operations in Louisiana and Mississippi will be reduced in 2006 and perhaps in subsequent years from what we would otherwise have expected as a result of Hurricanes Katrina and Rita. Although we cannot predict the extent of any such reduction, any interruption to our business resulting from a natural disaster will adversely affect our revenues and results of operations.
We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and furnish a report on our internal control over financial reporting as of the end of 2006.
Based on current laws and regulations, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as of the end of 2006. Section 404 requires us to assess and attest to the adequacy of our internal control over financial reporting and requires our independent auditors to opine as to the adequacy of our assessment and internal control over financial reporting. Our efforts to comply with Section 404 will result in us incurring significant expenses in 2006.
Even with those expenditures, we may not receive an unqualified opinion from our independent auditors. In connection with its audit of our financial statements for the year ended December 31, 2005, our independent auditors identified a number of control deficiencies involving our internal control over financial reporting for the year ended December 31, 2005. We cannot assure you that we will be able to remedy these control deficiencies or that we or our independent auditors will not discover additional control deficiencies, significant deficiencies or material weaknesses in our internal control over financial reporting in the future. The existence of a material weakness in our internal control over financial reporting could result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the trading price of our common stock.
To execute our growth strategy, we may make acquisitions or strategic investments, which involve numerous risks that we may not be able to address without substantial expense, delay or other operational or financial problems.
In order to obtain new customers in existing markets, expand our operations into new markets, or grow our business through the introduction of new products and services, we may consider acquiring additional businesses, technologies, products and intellectual property. For example, we may consider acquiring or forming a bank or other financial services company for the purpose of, among other things, issuing our own credit cards and/or using that bank’s vault cash to supply cash to our ATMs.
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
Acquisitions and strategic investments could also result in substantial cash expenditures, the dilutive issuance of our equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to other intangible assets that could adversely affect our business, operating results and financial condition. Acquisitions and strategic investments may also be highly dependent upon the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses.
We may incur penalties in connection with the administration of our benefit plans.
Certain of the health, welfare and retirement plans that we maintain for the benefit of our employees obligate us to file certain reports with the Department of Labor, Internal Revenue Service and the Pension Benefit Guaranty Corporation. Although we have filed the required reports for some of our benefit plans, we have not filed the required reports for others. As a result, we may incur penalties.
Risks related to the industry
Economic downturns, a decline in the popularity of gaming or changes in the demographic profile of gaming patrons could reduce the number of patrons that use our services or the amounts of cash that they access using our services.
We provide our cash access products and related services exclusively to gaming establishments for the purpose of enabling their patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, and participation in discretionary leisure activities has in the past and may in the future decline during economic downturns because consumers have less disposable income. Therefore, during periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. Gaming activity may also decline based on changes in consumer confidence related to general economic conditions or outlook, fears of war, future acts of terrorism, or other factors. A reduction in tourism could also result in a decline in gaming activity. Finally, a legislature or regulatory authority may prohibit gaming activities altogether in its jurisdiction. A decline in gaming activity as a result of these or any other factors would have a material adverse effect on our business and operating results.
Changes in consumer preferences could also harm our business. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments competes with Internet-based gaming for gaming patrons, and due to regulatory concerns, we have elected not to participate in the Internet gaming market at this time. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores could result in reduced acceptance of gaming as a leisure activity. To the extent that the popularity of gaming in traditional gaming establishments declines as a result of either of these factors, the demand for our cash access services may decline and our business may be harmed.
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
The demand for our products and services is affected by new and evolving technology and industry standards. Cash access services are based on existing financial services and payment methods, which are also continually evolving. Our future success will depend, in part, upon our ability to successfully develop and introduce new cash access services based on emerging financial services and payment methods. Stored value cards, Internet-based payment methods and the use of portable consumer devices such as personal digital assistants and mobile telephones are examples of evolving payment technologies that could impact our business. Our future success will depend, in part, upon our ability to successfully develop and introduce new cash access products and services and to enhance our existing products and services to respond to changes in technology and industry standards on a timely basis. The products or services that we choose to develop may not achieve market acceptance or obtain any necessary regulatory approval. In addition, alternative products, services or technologies may replace our products and services or render them obsolete. If we are unable to develop new products or services or enhance existing products or services in a timely and cost-effective manner in response to technological or market changes, our business, financial condition and operating results may be materially adversely affected.
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
We expect a substantial portion of our future growth to result from the general expansion of the gaming industry. The expansion of gaming activities in new markets can be very controversial and may depend heavily on the support of national and local governments. Changes in government leadership, failure to obtain requisite voter support in referenda, failure of legislators to enact enabling legislation and limitations on the volume of gaming activity that is permitted in particular markets may prevent us from expanding our operations into new markets. A failure by the gaming industry to expand at the rate that we expect could have a material adverse effect on our business, growth rates, financial condition, operating results and cash flows.
The United Kingdom (‘‘UK’’) Gambling Act 2005 (the ‘‘Gambling Act’’) has received Royal Assent and awaits an order of the UK Secretary of State entering it into force as law. As enacted, the Gambling Act could be interpreted to prohibit our provision of credit card cash advances and POS debit card transactions to patrons of casinos located in the UK as early as September 2007. Such an interpretation would have a material adverse effect on our business, financial condition and operating results. We and our gaming establishment customers in the UK are consulting with the UK Gambling Commission regarding the interpretation of the Gambling Act and the nature of any secondary regulations to be passed by the UK Secretary of State or conditions that may be imposed upon operators’ or premises’ licenses with a view to ensuring that services such as ours continue to be available in UK gambling establishments. If these efforts are not successful, we may be prohibited from providing one or more of our services in UK gaming establishments upon implementation of the Gambling Act.
We are subject to extensive governmental gaming regulation, which may harm our business.
We are subject to a variety of regulations in the jurisdictions in which we operate. Most of the jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In these jurisdictions, we are generally characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming related suppliers and vendors. However, a few of the jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and in those jurisdictions we currently are subject to the same stringent licensing, qualification and approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Such requirements include licensure or finding of suitability for some of our officers, directors and beneficial owners of our securities. If regulatory authorities were to find any such officer, director or beneficial owner unsuitable, or if any such officer, director, or beneficial owner fails to comply with any licensure requirements, we would be required to sever our relationship with that person. Some public issuances of securities and other transactions by us also require the approval of regulatory authorities.
If we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval because of the introduction of new products (such as products related to cashless gaming) or services or because of a change in the laws or regulations, or interpretation thereof, our business could be materially adversely affected. This increased regulation over our business could include, but is not limited to: requiring the licensure or finding of suitability in many jurisdictions of any officer, director, key employee or beneficial owner of our securities; the termination or disassociation with any officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and, requiring regulatory approval of some commercial transactions such as the transfer or pledge of equity interests in us.
Prior changes in our ownership, management and corporate structure, including the recapitalization of our ownership and our conversion from a limited liability company to a corporation in 2004, required us to notify many of the state and tribal gaming regulators under whose jurisdiction we operate. In many cases, those regulators have asked us for further information and explanation of these changes. To date, we have satisfied some of these inquiries, and are continuing to cooperate with those that are ongoing. Given the magnitude of the changes in our ownership that resulted from recapitalization, we were required to reapply for new permits or licenses in many jurisdictions but we were not required to discontinue our operation during the period of re-application. Any new gaming license or related approval that may be required in the future may not be granted, and our existing licenses may be revoked, suspended, limited or may not be renewed. In some jurisdictions we are in the process of obtaining licenses and have yet to receive final approval of such licenses from the applicable regulatory authority. In these jurisdictions, we operate under temporary licenses or without a license. We may not be issued a license in these jurisdictions.
Regulatory authorities at the federal, state, local and tribal levels have broad powers with respect to the licensing of gaming-related activities and may revoke, suspend, condition or limit our licenses, impose substantial fines and take other actions against us or the gaming establishments that are our customers, any one of which could have a material adverse effect on our business, financial condition and operating results. Any new gaming license or related approval that may be required in the future may not be granted, and our existing licenses may not be renewed or may be revoked, suspended or limited. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a material adverse effect on our business. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry or cash access in the gaming industry. Legislation of this type may be enacted in the future.
In addition, some of the new products and services that we may develop cannot be offered in the absence of regulatory approval of the product or service or licensing of us, or both. For example, our TODD cashless gaming product has to date only been approved for use at one casino and cannot be used at any other location until we receive approval from the appropriate authority in such additional location. These approvals could require that we and our officers, directors or ultimate beneficial owners obtain a license or be found suitable and that the product or service be approved after testing and review. We may fail to obtain any such approvals in the future.
When contracting with tribal owned or controlled gaming establishments, we become subject to tribal laws and regulations that may differ materially from the non-tribal laws and regulations under which we generally operate. In addition to tribal gaming regulations that may require us to provide disclosures or obtain licenses or permits to conduct our business on tribal lands, we may also become subject to tribal laws that govern our contracts. These tribal governing laws may not provide us with processes, procedures and remedies that enable us to enforce our rights as effectively and advantageously as the processes, procedures and remedies that would be afforded to us under non-tribal laws, or to enforce our rights at all. Many tribal laws permit redress to a tribal adjudicatory body to resolve disputes; however, such redress is largely untested in our experience. We may be precluded from enforcing our rights against a tribal body under the legal doctrine of sovereign immunity. A change in tribal laws and regulations or our inability to obtain required licenses or licenses to operate on tribal lands or enforce our contract rights under tribal law could have a material adverse effect on our business, financial condition and operating results.
A governmental shutdown of a gaming regulatory body in a jurisdiction where we operate may cause a disruption in our business and harm our operating results.
On July 5, 2006, Atlantic City casinos were forced to suspend their gaming operations due to the shutdown of the New Jersey gaming regulatory body. The New Jersey State government closed all of its non-essential governmental agencies because the legislature had not adopted a new budget by the constitutional deadline. One such non-essential governmental agency was the Casino Control Commission, which regulates gaming in Atlantic City’s casinos. New Jersey State law prohibits the operation of casinos without the supervision of Casino Control Commission employees, so the casinos were forced to suspend their gaming operations. Another shutdown of the Casino Control Commission or a similar shutdown of a regulatory gaming body in another jurisdiction where we do business may disrupt our ability to do business and adversely affect our revenue and results of operations.
Many of the financial services that we provide are subject to extensive rules and regulations, which may harm our business.
Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. Our QuikCredit service and TeleCheck’s and our collection practices in connection with dishonored checks with respect to which TeleCheck or Central Credit has issued authorizations pursuant to TeleCheck’s or Central Credit’s check warranty service, are subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATM machines, the location of ATM machines and our ability to surcharge cardholders who use our ATM machines. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. In most gaming establishments, our cash access services are provided through gaming establishment cashier personnel, in which case the gaming establishment is required to file Currency Transaction Reports (“CTRs”) or Suspicious Activity Reports (“SARs”). In a limited number of gaming establishments, we provide our cash access services directly to patrons at satellite cashiers or booths that we staff and operate, in which case we are required to file CTRs or SARs on a timely basis. If we fail to file these CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. Our entry into the consumer credit business through the provision of a private label credit card through our Arriva Card, Inc. subsidiary subjects us to compliance with a number of additional laws, regulations and card association rules. In addition, our relationship with Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. expires on December 31, 2006, and we are considering obtaining money transmitter licenses in many states, which would cause us to become subject to state licensing requirements and regulations governing money transmitters.
In the event that any regulatory authority determines that the manner in which we provide cash access services, patron marketing services or gaming patron credit bureau services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access services, patron marketing services or gaming patron credit bureau services, we may be forced to modify the manner in which we operate, or stop processing certain types of cash access transactions or providing patron marketing services or gaming patron credit bureau services altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act or the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation. Any such actions could have a material adverse effect on our business, financial condition and operating results.
Following the events of September 11, 2001, the United States and other governments have imposed and are considering a variety of new regulations focused on the detection and prevention of money laundering and money transmitting to or from terrorists and other criminals. Compliance with these new regulations may impact our business operations or increase our costs.
As we develop new products and services, we may become subject to additional regulations. For example, in the event that we form or acquire a bank or industrial loan company, we would become subject to a number of additional banking and financial institution regulations, which may include the Bank Holding Company Act. These additional regulations could substantially restrict the nature of the business in which we may engage and the nature of the businesses in which we may invest. In addition, changes in current laws or regulations and future laws or regulations may restrict our ability to continue our current methods or operation or expand our operations and may have a material adverse effect on our business, results of operations and financial condition.
Finally, the Gambling Act has received Royal Assent and awaits an order of the UK Secretary of State entering it into force as law. As enacted, the Gambling Act could be interpreted to prohibit GCA’s provision of credit card cash advances and POS debit card transactions to patrons of casinos located in the UK as early as September 2007. Such an interpretation would have a material adverse effect on our business, financial condition and operating results. We and our gaming establishment customers in the UK are consulting with the UK Gambling Commission regarding the interpretation of the Gambling Act and the nature of any secondary regulations to be passed by the UK Secretary of State or conditions that may be imposed upon operators’ or premises’ licenses with a view to ensuring that services such as ours continue to be available in UK gambling establishments. If these efforts are not successful, we may be prohibited from providing one or more of our services in UK casinos upon implementation of the Gambling Act.
If consumer privacy laws change, or if we are required to change our business practices, the value of our patron marketing services may be hampered.
Our patron marketing services depend on our ability to collect and use non-public personal information relating to patrons who use our products and services and the transactions they consummate using our services. We are required by applicable privacy legislation to safeguard and protect the privacy of such information, to make disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to ‘‘opt out’’ of the use of their information for certain purposes. The failure or circumvention of the means by which we safeguard and protect the privacy of information we gather may result in the dissemination of non-public personal information, which may harm our reputation and may expose us to liability to the affected individuals and regulatory enforcement proceedings or fines. Regulators reviewing our policies and practices may require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our patron marketing services have in the past failed or now or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide patron marketing services. To the extent that patrons exercise their right to ‘‘opt out,’’ our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and due to recent high profile thefts and losses of sensitive consumer information from protected databases, we anticipate that such laws will be broadened in their scope and application, impose additional requirements and restrictions on gathering and using patron information or narrow the types of information that may be collected or used for marketing or other purposes or require patrons to ‘‘opt-in’’ to the use of their information for specific purposes, which will hamper the value of our patron marketing services.
Responsible gaming pressures could result in a material adverse effect on our business and operating results.
Responsible gaming pressures can have a similar effect on us as governmental gaming regulation. Our ability to expand our business and introduce new products and services depends in part on the support of, or lack of opposition from, social responsibility organizations that are dedicated to addressing problem gaming. If we are unable to garner the support of responsible gaming organizations or if we face substantial opposition from responsible gaming organizations, we may face additional difficulties in sustaining our existing customer relationships, establishing new customer relationships, or obtaining required regulatory approvals for new products or services, each of which could have a material adverse effect on our business, financial condition and operating results.
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
Risk related to our capital structure
Our common stock has only been publicly traded since September 22, 2005 and we expect that the price of our common stock will fluctuate substantially.
There has only been a public market for our common stock since September 22, 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under ‘‘— Risks related to our business,’’ ‘‘— Risks related to the industry’’ and the following:
•	our failure to maintain our current customers, including because of consolidation in the gaming industry;

•	increases in commissions paid to gaming establishments as a result of competition;

•	increases in interchange rates or processing or other fees paid by us or decreases in reverse interchange rates;

•	actual or anticipated fluctuations in our or our competitors’ revenue, operating results or growth rate;

•	our inability to adequately protect or enforce our intellectual property rights;

•	any adverse results in litigation initiated by us or by others against us;

•	our inability to make payments on our outstanding indebtedness as they become due or our inability to undertake actions that might otherwise benefit us based on the financial and other restrictive covenants contained in our senior secured credit facilities and the indenture for our senior subordinated notes;

•	the loss of a significant supplier or strategic partner, or the failure of a significant supplier or strategic partner to provide the goods or services that we rely on them for;

•	our inability to introduce successful, new products and services in a timely manner or the introduction of new products or services by our competitors that reduce the demand for our products and services;

•	our failure to successfully enter new markets or the failure of new markets to develop in the time and manner that we anticipate;

•	announcements by our competitors of significant new contracts or contract renewals or of new products or services;

•	changes in general economic conditions, financial markets, the gaming industry or the payments processing industry;

•	the trading volume of our common stock;

•	sales of common stock or other actions by our current officers, directors and stockholders;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	future sales of our common stock or other securities;

•	the failure of securities analysts to cover our common stock after this offering or changes in financial estimates or recommendations by analysts;

•	our failure to meet the revenue, net income or earnings per share estimates of securities analysts or investors;

•	additions or departures of key personnel;

•	terrorist acts, theft, vandalism, fires, floods or other natural disasters; and

•	rumors or speculation as to any of the above which we may be unable to confirm or deny due to disclosure restrictions imposed on us by law or which we otherwise deem imprudent to comment upon.
In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular businesses. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
Securities class action litigation is occasionally brought against a company following a decline in the market price of its securities. The risk is especially acute for us because companies such as ours have experienced significant share price volatility in the past. As a result, we may in the future be a target of similar litigation. Securities litigation could result in substantial costs defending the lawsuit and divert management’s attention and resources, and could seriously harm our business and negatively impact our stock price.
Future sales of our common stock may cause the market price of our common stock to drop significantly, even if our business is doing well.

The market price of our common stock could decline as a result of sales of additional shares of our common stock by us or our stockholders or the perception that these sales could occur. Certain stockholders have the right to require us to register their shares of our common stock. If we propose to register any of our securities under the Securities Act of 1933 either for our own account or for the accounts of other stockholders, subject to some conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock in the registered offering. In addition, holders of registration rights may require us on not more than five occasions to file a registration statement under the Securities Act of 1933 with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 if and when we become eligible to use this form. We are required to pay the costs and expenses of the registration (other than underwriting discounts and commissions and fees) and sale of all such shares of common stock.
In the future, we will also issue additional shares or options to purchase additional shares to our employees, directors and consultants, in connection with corporate alliances or acquisitions, and in follow-on offerings to raise additional capital. Based on all of these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales could reduce the market price of our common stock. In addition, future sales of our common stock by our stockholders could make it more difficult for us to sell additional shares of our common stock or other securities in the future.
M&C International and entities affiliated with Summit Partners possess significant voting power and may take actions that are not in the best interests of our other stockholders.
M&C International and entities affiliated with Summit Partners own or control shares representing, in the aggregate, approximately 46.5% of the outstanding shares of our common stock. Accordingly, M&C International and these entities affiliated with Summit Partners will exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. M&C International’s and these entities’ ownership may have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them and even if they are not in the interests of other stockholders.
Conflicts of interest may arise because some of our directors are also principals or partners of our controlling stockholders.
Two of our directors are principals of M&C International and two of our other directors are partners and members of various entities affiliated with Summit Partners. We depend on licenses and services provided by entities affiliated with M&C International or its principals to provide many of the financial services that we offer to patrons. Summit Partners and its affiliates may invest in entities that directly or indirectly compete with us or companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of M&C International or Summit Partners, on the one hand, and the interests of our other stockholders, on the other hand, arise, these directors may not be disinterested.
Some provisions of our certificate of incorporation and bylaws may delay or prevent transactions that many stockholders may favor.
Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying, discouraging, or preventing a merger or acquisition that our stockholders may consider favorable or a change in our management or our Board of Directors. These provisions:
•	divide our Board of Directors into three separate classes serving staggered three-year terms, which will have the effect of requiring at least two annual stockholder meetings instead of one, to replace a majority of our directors, which could have the effect of delaying of preventing a change in our control or management;

•	provide that special meetings of stockholders can only be called by our Board of Directors, Chairman of the Board or Chief Executive Officer. In addition, the business permitted to be conducted at any special meeting of stockholders is limited to the business specified in the notice of such meeting to the stockholders;

•	provide for an advance notice procedure with regard to business to be brought before a meeting of stockholders which may delay or preclude stockholders from bringing matters before a meeting of stockholders or from making nominations for directors at a meeting of stockholders, which could delay or deter takeover attempts or changes in management;

•	eliminate the right of stockholders to act by written consent so that all stockholder actions must be effected at a duly called meeting;

•	provide that directors may only be removed for cause with the approval of stockholders holding a majority of our outstanding voting stock;

•	provide that vacancies on our Board of Directors may be filled by a majority, although less than a quorum, of directors in office and that our Board of Directors may fix the number of directors by resolution;

•	allow our Board of Directors to issue shares of preferred stock with rights senior to those of the common stock and that otherwise could adversely affect the rights and powers, including voting rights and the right to approve or not to approve an acquisition or other change in control, of the holders of common stock, without any further vote or action by the stockholders; and

•	do not provide for cumulative voting for our directors, which may make it more difficult for stockholders owning less than a majority of our stock to elect any directors to our Board of Directors. In addition, we are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an ‘‘interested stockholder’’ and may not engage in ‘‘business combinations’’ with us for a period of three years from the time the person acquired 15% or more of our voting stock.
These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a premium could reduce the price of our common stock.
If we fail to attract or retain independent directors, we may face unfavorable public disclosure, a halt in the trading of our common stock and delisting from the New York Stock Exchange.
Under the Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange, we are required to establish and maintain a board of directors consisting of a majority of independent directors and an audit committee consisting entirely of independent directors. A majority of our directors satisfy the applicable independence requirements, but the loss of any one independent director would result in less than a majority of our directors being independent. All but one of the members of our audit committee satisfy the applicable independence requirements, and we currently rely on an exemption for newly public companies that requires all of the members of our audit committee to satisfy the applicable independence requirements by the first anniversary of our initial public offering, which will be September 2006. We are currently looking for an individual that satisfies the applicable independence requirements to join our Board of Directors and Audit Committee. If we fail to maintain a Board of Directors consisting of a majority of independent directors or if we fail to attract an additional director that satisfies the applicable independence requirements, we will fail to comply with the corporate governance listing requirements of the New York Stock Exchange, which we would be required to publicly disclose, which may in turn cause a reduction in the trading price of our common stock. In addition, our failure to comply with these corporate governance listing requirements may result in a halt in the trading of our common stock and the delisting of our common stock from the New York Stock Exchange, which may result in there being no public market for shares of our common stock.
We do not intend to pay dividends in the future.
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current senior secured credit facilities limit our ability to pay dividends, and our future debt or credit facilities may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

ITEM 6. EXHIBITS

Exhibit No.	Description.

10.1(1)	Amendment No. 1 to Registration Agreement, dated as of May 17, 2006, by and among Global Cash Access Holdings, Inc. and the other parties thereto.

31.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-32622) filed May 17, 2006.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2006	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

/s/ Harry C. Hagerty
Harry C. Hagerty
Chief Financial Officer (For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description.

10.1(1)	Amendment No. 1 to Registration Agreement, dated as of May 17, 2006, by and among Global Cash Access Holdings, Inc. and the other parties thereto.

31.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-32622) filed May 17, 2006

*	Filed herewith